Form 10QSB
period 2006-08-31
Pacific Syndicated Resources, Inc.
filed 2006-10-20
CIK 1371473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ___________ to __________

Commission File Number: 333-136372

Pacific Syndicated Resources, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	Applied For
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

15239 92nd Ave. , Surrey, BC V3R 0A8
(Address of principal executive offices)

604-785-1827
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [ X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,809,450 common shares as of October 1, 2006.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheets as of August 31, 2006 (unaudited);
F-2	Interim Statements of Operations for the three months ended August 31, 2006 (unaudited);
F-3	Interim Statements of Cash Flows for the three months ended August 31, 2006 (unaudited);
F-4	Statement of Stockholder’s Equity as of August 31, 2006 (unaudited)
F-5	Notes to the Interim Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended August 31, 2006 are not necessarily indicative of the results that can be expected for the full year.

PACIFIC SYNDICATED RESOURCES, INC.
(An Exploration Stage Company)
BALANCE SHEETS

	August 31, 2006	May 31, 2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$23,825	$27,513
Prepaid expenses	-	3,500
	$23,825	$31,013
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,738	$7,700
Due to related party (Note 5)	2,000	1,175
	4,738	8,875
STOCKHOLDERS’ EQUITY
Capital stock (Note 4)
Authorized: 75,000,000 common shares, $0.001 par value,
Issued and outstanding: 6,809,450 common shares (May 31, 2006: 6,809,450)	6,809	6,809
Additional paid in capital	24,351	24,351
Deficit accumulated during the exploration stage	(12,073)	(9,022)
	19,087	22,138
	$23,825	$31,013
NATURE AND CONTINUANCE OF OPERATIONS (Note 1)

The accompanying notes are an integral part of these interim financial statements.

PACIFIC SYNDICATED RESOURCES, INC.
(An Exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended August 31, 2006	March 20, 2006 (Inception) to August 31, 2006
Expenses
Accounting and audit fees	$1,042	$6,242
Incorporation costs	-	375
Mineral property costs (Note 3)	-	2,500
Office and sundry	71	218
Rent (Note 5)	1,200	2,000
Transfer agent	738	738

Net loss	$3,051	$12,073

Basic loss per share	$0.00

Weighted average number of shares outstanding	6,809,450

The accompanying notes are an integral part of these interim financial statements.

PACIFIC SYNDICATED RESOURCES, INC.
(An Exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended August 31, 2006	March 20, 2006 (Inception) to August 31, 2006
Operating Activities
Net loss	$(3,051)	$(12,073)
Change in non-cash working capital balance related to operations
Prepaid expenses	3,500	-
Accounts payable and accrued Liabilities	(4,962)	2,738

Net cash used in operations	(4,513)	(9,335)

Financing Activities
Proceeds on sale of common stock	-	31,160
Advance from related party	825	2,000

Net cash from financing activities	825	33,160

Increase (decrease) in cash	(3,688)	23,825

Cash, beginning	27,513	-

Cash, ending	$23,825	$23,825

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

PACIFIC SYNDICATED RESOURCES, INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
for the period March 20, 2006 (Inception) to August 31, 2006

	Common Shares		Additional Paid in	Deficit Accumulated During the Exploration
	Number	Par Value	Capital	Stage	Total

Balance, March 20, 2006,	-	$-	$-	$-	$-
Capital stock issued for cash:
- April 2006 at $0.001 per share	4,000,000	4,000	-	-	4,000
- April 2006 at $0.005 per share	2,765,000	2,765	11,060	-	13,825
- April 2006 at $0.30 per share	44,450	44	13,291	-	13,335
Net loss for the period	-	-	-	(9,022)	(9,022)

Balance, May 31, 2006 (audited)	6,809,450	6,809	24,351	(9,022)	22,138

Net loss	-	-	-	(3,051)	(3,051)
__
Balance, August 31, 2006 (unaudited)	6,809,450	$6,809	$24,351	$(12,073)	$19,087

The accompanying notes are an integral part of these interim financial statements.

PACIFIC SYNDICATED RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
August 31, 2006
(Unaudited)

Note 1
 Nature and Continuance of Operations

Organization

The Company was incorporated in the State of Nevada on March 20, 2006 and is in the exploration stage. The Company has acquired a mineral property located in the Province of British Columbia, Canada and has not
yet determined whether this property contains reserves that are economically recoverable. The recoverability of costs incurred for acquisition and exploration of the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds from the sale thereof.

Going concern

These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception resulting in an accumulated deficit of $12,073 as of August 31, 2006, and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to
Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of
America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year period May 31, 2006 included in the Company’s SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended August 31, 2006 are not necessarily indicative of the results that may be expected for the year ending May 31, 2007.

Note 2
Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Note 2	Summary of Significant Accounting Policies - (cont’d)

Exploration Stage Company

The Company complies with Financial Accounting Standards Board (“FASB”) Statement No. 7 its characterization of the Company as an exploration stage enterprise.

Mineral Property

Mineral property exploration and development costs are expensed as incurred until such time as economic reserves are quantified. The Company has considered the guidance under EITF 04-2 and has determined that capitalization of mineral property acquisition costs is inappropriate at the current stage of the Company’s mineral property exploration activities. To date, the Company’s mineral interest consist mainly of an exploration stage property. Furthermore, there is uncertainty as to the Company’s ability to fund the exploration work necessary to determine if the properties have recoverable reserves or any future economic benefits. As a result, acquisition costs to date are considered to be impaired and accordingly, have been written off as mineral property expenditures.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Foreign Currency Translation
The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non monetary assets are converted at exchange rates prevailing on the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

Fair Value of Financial Instruments

The carrying value of cash and accounts payable and accrued liabilities and advance from related party approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Note 2	Summary of Significant Accounting Policies - (cont’d)

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

At August 31, 2006 a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

Basic and Diluted Loss Per Share

Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal
of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

Note 2	Summary of Significant Accounting Policies - (cont’d)

Recent Accounting Pronouncements- (cont’d)

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006.  The adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation Number 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109."  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes."  This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the effect of this Interpretation on its financial statements.

Note 3
Mineral Property

April Hope Property
During the period ended May 31, 2006, the Company electronically staked a mineral property, known as "April Hope Property", located in the Province of British Columbia, Canada. The property was staked on behalf of the Company by the Company’s geologist and is held in trust for the Company. Upon request from the Company the title will be recorded in the name of the Company with the appropriate mining recorder. The Company incurred costs of $2,500 in relation to the staking of the mineral property.

Note 4
Capital Stock

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

During the period ended May 31, 2006, the Company issued 6,809,450 shares of common stock for total cash proceeds of $31,160.

At August 31, 2006, there were no outstanding stock options or warrants.

Note 5
Related Party Transactions

At August 31, 2006 the Company’s President advanced the Company $2,000 (May 31, 2006-$1,175). The amount is unsecured, non-interest bearing and has no specified terms of repayment. During the period ended August 31, 2006 the Company incurred an office rent expense of $1,200 with its president. Related party transactions are measured at the exchange amount agreed upon by the related parties.

Item 2.     Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Business Overview

We are an exploration stage company that intends to engage in the exploration of mineral properties. We have acquired a 100% interest in a mineral claim that we refer to as the April Hope mineral claim. Exploration of this mineral claim is required before a final determination as to its viability can be made. The April Hope mineral claim located within the Kamloops Mining Division of British Columbia. The record owner of the April Hope mineral claims is Ms. Kathryn Ellen Witter, who holds the claim in trust for Pacific Syndicated Resources, Inc. Ms. Witter electronically staked and recorded her ownership in the April Hope mineral claims under the electronic mineral claim staking and recording procedures established in the Province of British Columbia. A party is able to stake and record an interest in a particular mineral claim if no other party has an interest in the said claim that is in good standing and on record at the Provincial Mining Recorder’s Office. There is no formal agreement between Ms. Witter and the Province of British Columbia.

The April Hope claim is administered under the Mines Act of British Columbia. Our interest in the April Hope mineral claim will continue into perpetuity provided that the minimum required expenditures toward exploration work on the claim are made in compliance with the Act. The required amount of expenditures toward exploration work is set by the Province of British Columbia and can be altered in their sole discretion. Currently, the amount required to be expended annually for exploration work within the first three years that the mineral claim is acquired is $4.00 (Canadian) per hectare. If the mineral claim has been in place for longer than three years, the Province of British Columbia requires that the amount of exploration work expended annually is at least $8.00 (Canadian) per hectacre.

We selected the April Hope mineral property based upon an independent geological report which was commissioned from R.C. McLean, a Consulting Geologist. Mr. McLean recommended a three-phase exploration program on this claim which will cost us approximately $20,900. We plan to begin Phase I of our exploration program in December of 2006.

Description and Location of the April Hope mineral claim

The April Hope mineral claim is located in Kamloops Mining Division of British Columbia, Canada. The claim covers approximately 603 acres (244 hectares). The property consists of 12 cells under one mineral claim tenure number 531284. The property is located 9 km north of Shuswap Lake and 9 km east of Adams Lake in southeastern British Columbia.

The Province of British Columbia owns the land covered by the April Hope mineral claim. Currently, we are not aware of any native land claims that might affect the title to the mineral claim or to British Columbia’s title of the property. Although we are unaware of any situation that would threaten this claim, it is possible that a native land claim could be made in the future. The federal and provincial government policy at this time is to consult with all potentially affected native bands and other stakeholders in the area of any potential commercial production. If we should encounter a situation where a native person or group claims and interest in this claim, we may choose to provide compensation to the affected party in order to continue with our exploration work, or if such an option is not available, we may have to relinquish any interest that we hold in this claim.

The property that is the subject of the April Hope mineral claim is undeveloped and does not contain any open-pit or underground mines which can be rehabilitated. There is no commercial production plant or equipment located on the property that is the subject of the mineral claim. Currently, there is no power supply to the mineral claims. We have not yet commenced the field work phase of our initial exploration program. Exploration is currently in the planning stages. Our exploration program is exploratory in nature and there is no assurance that mineral reserves will be found.

Plan of Operations

Our business plan is to proceed with the exploration of the April Hope mineral claim to determine whether there are commercially exploitable reserves of copper, lead, zinc, gold or other metals. We intend to proceed with the initial exploration program as recommended by our consulting geologist. Phase I of the recommended geological exploration program will cost approximately $5,200. We had $19,087 in working capital as of August 31, 2006. Our plan of operations for the twelve months following the date of this prospectus is to complete the recommended Phase I, II and III exploration programs on the April Hope mineral claim. We anticipate that the cost of these programs will total $20,900.

Phase I would consist of geological mapping and geophysical surveys. The exploration program would take approximately one month to complete and would cost approximately $5,200. We anticipate commencing this phase of exploration in December of 2006.

Phase II would entail sampling and trenching. The Phase II program would take approximately two months to complete and would cost approximately $6,200. We anticipate commencing this phase in the spring of 2007.

Phase III would involve additional geophysical surveys based on the results of the first two phases of exploration. This program would take approximately two months to complete, would cost $9,200 and is scheduled for the summer of 2007.

We have not retained a geologist to conduct any of the anticipated exploration work.

In the next 12 months, we also anticipate spending an additional $20,000 on administrative expenses, including fees payable in connection with the filing of this registration statement and complying with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $40,000.

Once we receive the analyses of our Phase I and Phase II exploration programs, our board of directors, in consultation with our consulting geologist will assess whether to proceed with Phase III of our mineral exploration program. In making this determination to proceed with a further exploration program, we will make an assessment as to whether the results of the Phase I and Phase II exploration programs are sufficiently positive to enable us to proceed. This assessment will include an evaluation of our cash reserves after the completion of the initial exploration, the price of minerals, and the market for the financing of mineral exploration projects at the time of our assessment.

In the event our board of directors, in consultation with our consulting geologist, chooses to complete the Phase I, Phase II, and Phase III mineral exploration programs, we will require additional financing. While we have sufficient funds on hand to cover the Phase I and II exploration costs, we will require additional funding in order to complete the Phase III exploration program and to cover all of our anticipated administrative expenses and to proceed with any subsequent exploration work on the April Hope mineral claim.

In the event the results of our initial exploration program prove not to be sufficiently positive to proceed with further exploration on the April Hope mineral claim, we intend to seek out other opportunities which will be in the best interests of the company. Presently, we have not given any consideration to any other opportunity.

During this exploration stage Mr.Woronchak, our President, will only be devoting approximately five to ten hours per week of his time to our business. We do not foresee this limited involvement as negatively impacting our company over the next twelve months as all exploratory work is being performed by outside consultants. If, however, the demands of our business require more business time of Mr. Woronchak such as raising additional capital or addressing unforeseen issues with regard to our exploration efforts, he is prepared to devote more time to our business. However, he may not be able to devote sufficient time to the management of our business, as and when needed.

Mineral Exploration Program

Our consulting geologist recommended the following specific actions as part of a sampling and prospecting program for the April Hope property:

1.	Sampling should be carried out along the logging roads on the property, taking advantage of road cuts for soil samples and grab samples.

2.	Soil geochemistry and sample profiles should be collected across the property where possible.

3.	Creek sediment sampling should be conducted along the lengths of all creeks present on the property.

4.	If assay results of the soil samples warrant further exploration, a geophysical program should be pursued in those areas of the claim with the most encouraging geochemical results.

5.	If geochemical sampling and geophysics suggest a mineralized body of significance, a trenching or drilling program should be undertaken to determine the extent and grade of mineralization.

Exploration Budget

Phase I	Exploration Expenditure
Geophysical surveys, geological mapping, plus support services	$5,500

Phase II
Trenching and sampling, plus support services	$6,200

Phase III
Geophysical surveys, plus support services	$9,200

Total, Phases I and II	$20,900

While we have not commenced the field work phase of our initial exploration program, we intend to proceed with the initial exploratory work as recommended. We expect that Phase I will begin in December of 2006. Upon our review of the results, we will assess whether the results are sufficiently positive to warrant additional phases of the exploration program. We will make this decision to proceed with further programs based upon our consulting geologist’s review of the results and recommendations. In order to complete Phase III and any additional phases, we will need to raise additional capital. We plan to raise additional capital in the amount of $20,000 to $40,000 during the fourth quarter of 2006 and the first quarter of 2007 by seeking additional funds from existing investors or by offering equity securities to new investors.

We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months.

We have no employees other than our president and CEO, Mr. Woronchak. We conduct our business largely through agreements with consultants and other independent third party vendors.

Results of Operations for the three months ended August 31, 2006

We have not earned any revenues since our inception on March 20, 2006.

We incurred operating expenses in the amount of $3,051 for the three months ended August 31, 2006. We have incurred total operating expenses of $12,073 from inception on March 20, 2006 through August 31, 2006.

We incurred a net loss of $3,051 for the three months ended August 31, 2006 and a total net loss of $12,073 from inception on March 20, 2006 through August 31, 2006. Our losses for the three months ended August 31, 2006 and since inception on March 20, 2006 are attributable to operating expenses together with a lack of any revenues.

Financing, Liquidity and Capital Resources

We had cash of $23,825 and working capital in the amount of $19,087 as of August 31, 2006.

Our total expenditures over the next twelve months are anticipated to be approximately $40,000. In addition to approximately $20,000 in administrative expenses, we expect to incur approximately $20,900 in expenses in connection with our geological program over the next twelve months.

Although the initiation of our Phase I exploration program will not be contingent on raising additional capital, we anticipate that additional funding will be required in the form of equity financing from the sale of our common stock and from loans from our director. We cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund all of our anticipated expenses. We do not have any arrangements in place for any future equity financing. If we are unable to attract sufficient equity financing, Mr. Woronchak has indicated that he is prepared to loan funds to us to cover anticipated expenses over the next 12 months. We believe that outside debt financing will not be an alternative for funding any phases in our exploration program. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated.

If we are unable to obtain additional financing, our ability to complete our planned exploration program will substantially impaired.

Off Balance Sheet Arrangements

As of August 31, 2006, there were no off balance sheet arrangements.

Going Concern

We have incurred a net loss of $12,073 for the period from our inception, March 20, 2006, to August 31, 2006, and have no sales. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the commercial exploitation of an interest in mineral claims. Our auditors have issued a going concern opinion and raised substantial doubt as to our continuance as a going concern. When an auditor issues a going concern opinion, the auditor has substantial doubt that the company will continue to operate indefinitely and not go out of business and liquidate its assets. This is a significant risk to investors who purchase shares of our common stock because there is an increased risk that we may not be able to generate and/or raise enough resources to remain operational for an indefinite period of time. Potential investors should also be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The auditor’s going concern opinion may inhibit our ability to raise financing because we may not remain operational for an indefinite period of time resulting in potential investors failing to receive any return on their investment.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

Mineral property exploration and development costs are expensed as incurred until such time as economic reserves are quantified. The Company has considered the guidance under EITF 04-2 and has determined that capitalization of mineral property acquisition costs is inappropriate at the current stage of the Company’s mineral property exploration activities. To date, the Company’s mineral interests consist mainly of exploration stage properties. Furthermore, there is uncertainty as to the Company’s ability to fund the exploration work necessary to determine if the properties have recoverable reserves or any future economic benefits. As a result, acquisition costs to date are considered to be impaired and accordingly, have been written off as mineral property expenditures.

Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on our future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006.  This adoption of this statement is not expected to have a significant effect on our future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation Number 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109."  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes."  This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently assessing the effect of this Interpretation on our financial statements.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Darrel Woronchak. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2006, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended August 31, 2006.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On August 24, 2006, the registration statement filed on Form SB-2 (Commission file number 333-136372) was declared effective by the SEC. This offering has commenced and is ongoing. This registration statement registered 2,809,450 shares of Common Stock on behalf of certain selling shareholders of the company. We will not receive any proceeds from this offering and have not made any arrangements for the sale of these securities.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended August 31, 2006.

Item 5.     Other Information

None.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pacific Syndicated Resources, Inc.

Date:	October 19, 2006

By: /s/ Darrell Wornochak Darrel Woronchak Title: Chief Executive Officer and Director