Form 10QSB
period 2006-11-30
Pacific Syndicated Resources, Inc.
filed 2007-01-16
CIK 1371473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,809,450 common shares as of January 1, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of November 30, 2006 (unaudited);
F-2	Interim Statements of Operations for the three months ended November 30, 2006 (unaudited);
F-3	Interim Statements of Cash Flows for the three months ended November 30, 2006 (unaudited);
F-4	Notes to the Interim Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended November 30, 2006 are not necessarily indicative of the results that can be expected for the full year.

PACIFIC SYNDICATED RESOURCES, INC.
(An Exploration Stage Company)
BALANCE SHEETS

	November 30, 2006	May 31, 2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$17,777	$27,513
Prepaid expenses	-	3,500

	$17,777	$31,013

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$53	$7,700
Due to related party (Note 4)	3,200	1,175

	3,253	8,875

STOCKHOLDERS’ EQUITY
Capital stock (Note 3)
Authorized:
75,000,000 common shares, $0.001 par value,
Issued and outstanding:
6,809,450 common shares (May 31, 2006 - 6,809,450)	6,809	6,809
Additional paid in capital	24,351	24,351
Deficit accumulated during the exploration stage	(16,636)	(9,022)

	14,524	22,138

	$17,777	$31,013

The accompanying notes are an integral part of these interim financial statements

PACIFIC SYNDICATED RESOURCES, INC.
(An Exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended November 30, 2006	Six Months Ended November 30, 2006	Cumulative results March 20, 2006 (Inception) to November 30, 2006

Expenses
Accounting and audit fees	$530	$1,572	$6,772
Incorporation costs	-	-	375
Mineral property costs	2,573	2,573	5,073
Office and sundry	48	119	266
Rent (Note 4)	1,200	2,400	3,200
Transfer agent	212	950	950

Net loss	$4,563	$7,614	$16,636

Basic and diluted loss per share	$0.00	$0.00

Weighted average number of shares outstanding	6,809,450	6,809,450

The accompanying notes are an integral part of these interim financial statements

PACIFIC SYNDICATED RESOURCES, INC.
(An Exploration Stage Company)
INTERIM STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended November 30, 2006	Six Months Ended November 30, 2006	Cumulative results March 20, 2006 (Inception) to November 30, 2006

Operating Activities
Net loss	$(4,563)	$(7,614)	$(16,636)
Change in non-cash working capital balance related to operations
Prepaid expenses	-	3,500	-
Accounts payable and accrued Liabilities	(2,685)	(7,647)	53

Net cash used in operations	(7,248)	(11,761)	(16,583)

Financing Activities
Proceeds on sale of common stock	-	-	31,160
Advance from related party	1,200	2,025	3,200

Net cash from financing activities	1,200	2,025	34,360

Increase (decrease) in cash	(6,048)	(9,736)	17,777

Cash, beginning	23,825	27,513	-

Cash, ending	$17,777	$17,777	$17,777

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these interim financial statements

PACIFIC SYNDICATED RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
November 30, 2006
(Unaudited)

Note 1	Nature and Continuance of Operations

Organization
The Company was incorporated in the State of Nevada on March 20, 2006 and is in the exploration stage. The Company has acquired a mineral property located in British Columbia, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of costs incurred for acquisition and exploration of the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement to complete the development of the property and upon future profitable production or proceeds from the sale thereof.

Going concern
These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception resulting in an accumulated deficit of $16,636 as of November 30, 2006, and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2006 included in the Company’s SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended November 30, 2006 are not necessarily indicative of the results that may be expected for the year ending May 31, 2007.

Note 2	Mineral Property

April Hope Property

During the period ended May 31, 2006, the Company electronically staked a mineral property, known as "April Hope Property", located in British Columbia, Canada. The property was staked on behalf of the Company by the Company’s geologist and is held in trust for the Company. Upon request from the Company the title will be recorded in the name of the Company with the appropriate mining recorder. The Company incurred costs of $2,500 in relation to the staking of the mineral property. During the six months ended November 30, 2006, the Company incurred $2,573 in exploration costs on the property.

Note 3	Capital Stock

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

During the six months ended November 30, 2006 the Company did not issue any common shares.

At November 30, 2006, there were no outstanding stock options or warrants.

Note 4	Related Party Transactions

A director of the Company provided a loan of $3,200 at November 30, 2006 (May 31, 2006, $1,175) to the Company. The amount is unsecured, non-interest bearing and has no specified terms of repayment. During the period ended November 30, 2006 the Company incurred an office rent expense of $2,400 (May 31, 2006 - $800) with its president.

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

The April Hope claim is administered under the Mines Act of British Columbia. Our interest in the April Hope mineral claim will continue into perpetuity provided that the minimum required expenditures toward exploration work on the claim are made in compliance with the Act. The required amount of expenditures toward exploration work is set by the Province of British Columbia and can be altered in their sole discretion. Currently, the amount required to be expended annually for exploration work within the first three years that the mineral claim is acquired is $4.00cn per hectare. If the mineral claim has been in place for longer than three years, the Province of British Columbia requires that the amount of exploration work expended annually is at least $8.00cn per hectacre.

We selected the April Hope mineral property based upon an independent geological report which was commissioned from R.C. McLean, a Consulting Geologist. Mr. McLean recommended a three-phase exploration program on this claim which will cost us approximately $20,900. We began Phase I of our exploration program in late November of 2006.

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

The property that is the subject of the April Hope mineral claim is undeveloped and does not contain any open-pit or underground mines which can be rehabilitated. There is no commercial production plant or equipment located on the property that is the subject of the mineral claim. Currently, there is no power supply to the mineral claims. We only recently commenced the field work phase of our initial exploration program. Our exploration program is exploratory in nature and there is no assurance that mineral reserves will be found.

Plan of Operations

Our business plan is to proceed with the exploration of the April Hope mineral claim to determine whether there are commercially exploitable reserves of copper, lead, zinc, gold or other metals. We intend to proceed with the initial exploration program as recommended by our consulting geologist. Phase I of the recommended geological exploration program will cost approximately $5,200. We had $14,524 in working capital as of November 30, 2006. Our plan of operations for the twelve months is to complete the recommended Phase I, II and III exploration programs on the April Hope mineral claim. We anticipate that the cost of these programs will total $20,900.

Phase I consists of geological mapping and geophysical surveys. This phase of the exploration program will cost approximately $5,200. We commenced this phase of exploration in late November of 2006 and advanced our geologists $2,573 for their anticipated expenses during this phase. Due to harsher weather conditions than originally expected, this phase had to be suspended before its completion and will resume in the spring of 2007. Before temporarily suspending Phase I due to weather conditions, our geologists were able to gather some samples and perform some geological mapping of the mineral claim.

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

While we have not commenced the field work phase of our initial exploration program, we intend to proceed with the initial exploratory work as recommended. Phase I began in late November of 2006. Upon our review of the results, we will assess whether the results are sufficiently positive to warrant additional phases of the exploration program. We will make this decision to proceed with further programs based upon our consulting geologist’s review of the results and recommendations. In order to complete Phase III and any additional phases, we will need to raise additional capital. We plan to raise additional capital in the amount of $20,000 to $40,000 during the third and fourth quarter of 2007 by seeking additional funds from existing investors or by offering equity securities to new investors.

We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months.

We have no employees other than our president and CEO, Mr. Woronchak. We conduct our business largely through agreements with consultants and other independent third party vendors.

Results of Operations for the three and six months ended November 30, 2006

We have not earned any revenues since our inception on March 20, 2006.

We incurred operating expenses in the amount of $4,563 for the three months ended November 30, 2006 and in the amount of $7,614 for the six months ended the same date. We have incurred total operating expenses of $16,636 from inception on March 20, 2006 through November 30, 2006.

We incurred a net loss in the amount of $4,563 for the three months ended November 30, 2006 and in the amount of $7,614 for the six months ended the same date. We have incurred a total net loss of $16,636 from inception on March 20, 2006 through November 30, 2006. Our losses for the three and six months ended November 30, 2006 and since inception on March 20, 2006 are attributable to operating expenses together with a lack of any revenues.

Financing, Liquidity and Capital Resources

We had cash of $17,777 and working capital in the amount of $14,524 as of November 30, 2006.
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

Off Balance Sheet Arrangements

As of November 30, 2006, there were no off balance sheet arrangements.

Going Concern

We have incurred a net loss of $16,636 for the period from our inception, March 20, 2006, to November 30, 2006, and have no sales. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the commercial exploitation of an interest in mineral claims. Our auditors have issued a going concern opinion and raised substantial doubt as to our continuance as a going concern. When an auditor issues a going concern opinion, the auditor has substantial doubt that the company will continue to operate indefinitely and not go out of business and liquidate its assets. This is a significant risk to investors who purchase shares of our common stock because there is an increased risk that we may not be able to generate and/or raise enough resources to remain operational for an indefinite period of time. Potential investors should also be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The auditor’s going concern opinion may inhibit our ability to raise financing because we may not remain operational for an indefinite period of time resulting in potential investors failing to receive any return on their investment.

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

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date we have not established any proven or probable reserves on its mineral properties. We have adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on our financial position or results of operations. As at August 31, 2006, any potential costs relating to the retirement of our mineral property interest have not yet been determined.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Darrel Woronchak. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2006, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended November 30, 2006.

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

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended November 30, 2006.

Item 5.     Other Information

None

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

Pacific Syndicated Resources, Inc.

Date:	January 15, 2006

By: /s/ Darrel Woronchak Darrel Woronchak Title: Chief Executive Officer and Director