Form 10QSB
period 2007-02-28
Pacific Syndicated Resources, Inc.
filed 2007-04-16
CIK 1371473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 33-136372

Pacific Syndicated Resources, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	Applied For
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

15239 92nd Ave., Surrey, BC V3R 0A8
(Address of principal executive offices)

(604) 785-1827
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,809,450 common shares as of April 16, 2007

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of February 28, 2007;
F-2	Interim Statements of Operations for the three and nine months ended February 28, 2007 and 2006 (unaudited);
F-3	Interim Statements of Cash Flows for the nine months ended February 28, 2007 and 2006 (unaudited);
F-4	Notes to the Interim Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 28, 2007 are not necessarily indicative of the results that can be expected for the full year.

PACIFIC SYNDICATED RESOURCES, INC.
(An Exploration Stage Company)
BALANCE SHEETS

	February 28, 2007	May 31, 2006
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$10,210	$27,513
Prepaid expenses	-	3,500
	$10,210	$31,013

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$-	$7,700
Due to related party (Note 3)	4,400	1,175
	4,400	8,875

COMMITMENTS AND CONTINGENCIES (Note 1)

STOCKHOLDERS’ EQUITY
Capital stock
Authorized: 75,000,000 common shares, $0.001 par value,
Issued and outstanding: 6,809,450 common shares (May 31, 2006 - 6,809,450)	6,809	6,809
Additional paid in capital	24,351	24,351
Deficit accumulated during the exploration stage	(25,350)	(9,022)
	5,810	22,138
	$10,210	$31,013

The accompanying notes are an integral part of these financial statements

PACIFIC SYNDICATED RESOURCES, INC.
(An Exploration Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended February 28, 2007	Nine Months Ended February 28, 2007	March 20, 2006 (Inception) to February 28, 2007

Expenses
Accounting and audit fees	$4,410	$5,982	$11,182
Incorporation costs	-	-	375
Mineral property costs (Note 2)	2,788	5,361	7,861
Office and sundry	107	226	373
Rent (Note 3)	1,200	3,600	4,400
Transfer agent	209	1,159	1,159

Net loss	$(8,714)	$(16,328)	$(25,350)

Basic and diluted loss per share	$0.00	$0.00

Weighted average number of shares outstanding	6,809,450	6,809,450

The accompanying notes are an integral part of these financial statements

PACIFIC SYNDICATED RESOURCES, INC.
(An Exploration Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended February 28, 2007	March 20, 2006 (Inception) to February 28, 2007

Operating Activities
Net loss	$(16,328)	$(25,350)
Change in non-cash working items
Prepaid expenses	3,500	-
Accounts payable and accrued liabilities	(7,700)	-

Net cash used in operations	(20,528)	(25,350)

Financing Activities
Proceeds on issunace of common stock	-	31,160
Advance from related party	3,225	4,400

Net cash from financing activities	3,225	35,560

Increase (decrease) in cash	(17,303)	10,210

Cash, beginning	27,513	-

Cash, ending	$10,210	$10,210

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

PACIFIC SYNDICATED RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
February 28, 2007

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

Going concern
These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception resulting in an accumulated deficit of $25,350 as of February 28, 2007, and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. Managements plans to fund operations over the next twelve months with advances from related parties.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2006 included in the Company’s SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended February 28, 2007 are not necessarily indicative of the results that may be expected for the year ending May 31, 2007.

PACIFIC SYNDICATED RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
February 28, 2007

Note 2	Mineral Property

April Hope Property

During the period ended May 31, 2006, the Company electronically staked a mineral property, known as "April Hope Property", located in the Province of British Columbia, Canada. The property was staked on behalf of the Company by the Company’s geologist and is held in trust for the Company. Upon request from the Company the title will be recorded in the name of the Company with the appropriate mining recorder. The Company incurred costs of $2,500 in relation to the staking of the mineral property. During the nine months ended February 28, 2007, the Company incurred $5,361 in exploration costs on the property.

Note 3	Related Party Transactions

As at February 28, 2007, an amount of $4,400 (May 31, 2006: $1,175) is owing to a director of the Company. The amount is unsecured, non-interest bearing and has no specified terms of repayment. During the period ended February 28, 2007 the Company incurred an office rent expense of $3,600 (Period ending May 31, 2006 - $800) with its president.

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

The April Hope claim is administered under the Mines Act of British Columbia. Our interest in the April Hope mineral claim will continue into perpetuity provided that the minimum required expenditures toward exploration work on the claim are made in compliance with the Act. The required amount of expenditures toward exploration work is set by the Province of British Columbia and can be altered in their sole discretion. Currently, the amount required to be expended annually for exploration work within the first three years that the mineral claim is acquired is $4.00cn per hectare. If the mineral claim has been in place for longer than three years, the Province of British Columbia requires that the amount of exploration work expended annually is at least $8.00cn per hectare.

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

Plan of Operations

Our business plan is to proceed with the exploration of the April Hope mineral claim to determine whether there are commercially exploitable reserves of copper, lead, zinc, gold or other metals. We intend to proceed with the initial exploration program as recommended by our consulting geologist. Phase I of the recommended geological exploration program will cost approximately $5,200. We had $5,810 in working capital as of February 28, 2007. Our plan of operations for the twelve months is to complete the recommended Phase I, II and III exploration programs on the April Hope mineral claim. We anticipate that the cost of these programs will total $20,900.

Phase I consists of geological mapping and geophysical surveys. This phase of the exploration program will cost approximately $5,200. We commenced this phase of exploration in late November of 2006 and advanced our geologists $2,573 for their anticipated expenses during this phase. Due to harsher weather conditions than originally expected, this phase had to be suspended before its completion and will resume in the spring of 2007. Before temporarily suspending Phase I due to weather conditions, our geologists were able to gather some samples and perform some geological mapping of the mineral claim. Due to the altitude and harsh climate of the April Hope claim, we do not expect to resume our Phase I exploration activities until late May of this year.

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

During this exploration stage Mr. Woronchak, our President, will only be devoting approximately five to ten hours per week of his time to our business. We do not foresee this limited involvement as negatively impacting our company over the next twelve months as all exploratory work is being performed by outside consultants. If, however, the demands of our business require more business time of Mr. Woronchak such as raising additional capital or addressing unforeseen issues with regard to our exploration efforts, he is prepared to devote more time to our business. However, he may not be able to devote sufficient time to the management of our business, as and when needed.

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

Results of Operations for the three and nine months ended February 28, 2007

We have not earned any revenues since our inception on March 20, 2006.

We incurred operating expenses in the amount of $8,714 for the three months ended February 28, 2007 and in the amount of $16,328 for the nine months ended the same date. We have incurred total operating expenses of $25,350 from inception on March 20, 2006 through February 28, 2007.

We incurred a net loss in the amount of $8,714 for the three months ended February 28, 2007 and in the amount of $16,328 for the nine months ended the same date. We have incurred a total net loss of $25,350 from inception on March 20, 2006 through February 28, 2007. Our losses for the three and nine months ended February 28, 2007 and since inception on March 20, 2006 are attributable to operating expenses together with a lack of any revenues.

Financing, Liquidity and Capital Resources

We had cash of $10,210 and working capital in the amount of $5,810 as of February 28, 2007. Our total expenditures over the next twelve months are anticipated to be approximately $40,000. In addition to approximately $20,000 in administrative expenses, we expect to incur approximately $20,900 in expenses in connection with our geological program over the next twelve months.

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

Off Balance Sheet Arrangements

As of February 28, 2007, there were no off balance sheet arrangements.

Going Concern

We have incurred a net loss of $25,350 for the period from our inception, March 20, 2006, to February 28, 2007, and have no sales. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the commercial exploitation of an interest in mineral claims. Our auditors have issued a going concern opinion and raised substantial doubt as to our continuance as a going concern. When an auditor issues a going concern opinion, the auditor has substantial doubt that the company will continue to operate indefinitely and not go out of business and liquidate its assets. This is a significant risk to investors who purchase shares of our common stock because there is an increased risk that we may not be able to generate and/or raise enough resources to remain operational for an indefinite period of time. Potential investors should also be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The auditor’s going concern opinion may inhibit our ability to raise financing because we may not remain operational for an indefinite period of time resulting in potential investors failing to receive any return on their investment.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Darrel Woronchak. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended February 28, 2007.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended February 28, 2007.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously included as an exhibit to Amendment No. 1 to the Registration Statement on Form SB-2 filed on August 11, 2006

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pacific Syndicated Resources, Inc.

Date:	April 16, 2007

By: /s/ Darrel Woronchak Darrel Woronchak Title: Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Accounting Officer, and Director