Form 10KSB
period 2007-05-31
Pacific Syndicated Resources, Inc.
filed 2007-08-29
CIK 1371473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________

Commission file number 333-136372

Pacific Syndicated Resources, Inc.
(Name of small business issuer in its charter)

Nevada	n/a
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15239 92nd Avenue Surrey, B.C., Canada	V3R 0A8
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (604) 785-1827

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	Not Applicable

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ x ] No [ ]

State issuer’s revenue for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days. Not available.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 6,809,450 Common Shares as of August 20, 2007.

Transitional Small Business Disclosure Format (Check One): Yes: __; No X

 PART I
Item 1. Description of Business
In General

We are an exploration stage company that was set up to engage in the exploration of mineral properties. We acquired a mineral claim that we refer to as the April Hope mineral claim.

The claim is located on the Adams Plateau, an area which has a rich history of hard rock prospecting from the 1900’s. Indicated reserves at a developed prospect located 4 km northeast of the April Hope claim are 148,000 tons grading 49.7 grams per ton silver, 0.25 percent cadmium, 0.19 per cent copper, 0.14 per cent molybdenum, 0.53 per cent lead, and 2.43 per cent zinc. Earlier small-scale exploration found anomalous mineralization across the April Hope property and identified potential mineralized zones.

Acquisition of the April Hope mineral claim.

We have acquired a 100% interest in the April Hope mineral claim located within the Kamloops Mining Division of British Columbia. The record owner of the April Hope mineral claims is Ms. Kathryn Ellen Witter, who holds the claim in trust for Pacific Syndicated Resources, Inc. Ms. Witter electronically staked and recorded her ownership in the April Hope mineral claims under the electronic mineral claim staking and recording procedures established in the Province of British Columbia. A party is able to stake and record an interest in a particular mineral claim if no other party has an interest in the said claim that is in good standing and on record at the Provincial Mining Recorder’s Office. There is no formal agreement between Ms. Witter and the Province of British Columbia.

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

We selected the April Hope mineral property based upon an independent geological report which was commissioned from R.C. McLean, a Consulting Geologist. Mr. McLean recommended a three-phase exploration program on this claim. Mr. McLean is a geologist with offices at Suite #312 - 336 1st Avenue East, Vancouver, BC V5T 4R6. He has a B.Sc. Hons. degree in Geology earned at the University of Alberta in 2000, and is a Licensee with the Association of Professional Engineers Geologists and Geophysicists of the NWT.

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

April Hope Mineral Claim Geological Report, Dated April 5, 2006

A primary purpose of the geological report is to review information, if any, from the previous exploration of the mineral claims and to recommend exploration procedures to establish the feasibility of commercial production project on the mineral claims. The summary report lists results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of the prior exploration. The summary report also gave conclusions regarding potential mineralization of the mineral claims and recommended a further geological exploration program.

Recommendations From Our Consulting Geologist

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

Plan of Exploration and Exploration Budget

Originally and during the reported fiscal year, our plan has been to carry out exploration work on this claim in order to ascertain whether it possesses commercially exploitable quantities of copper, lead, zinc, gold and silver. We will not be able to determine whether or not the April Hope mineral claim contains a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work indicates economic viability.

The existence of commercially exploitable mineral deposits in the April Hope mineral claim is unknown at the present time and we will not be able to ascertain such information until we receive and evaluate the results of our exploration program.

The current budget for the exploration program as recommended by our geologist is as follows:

Phase I	Exploration Expenditure
Geophysical surveys, geological mapping, plus support services	$10,558.03

Phase II
Trenching and sampling, plus support services	$6,200

Phase III
Geophysical surveys, plus support services	$9,200

Total, Phases I, II and III	$25,958.03

Phase I of our exploration program began on the last week of November 2006, and has cost approximately $5,058.03 to date. Due to unpredictable weather conditions, the geologist was unable to properly survey the land and obtain a meaningful number of samples in order to fully complete Phase I of our initial recommended work program.

Since the property is at a high elevation, the deep snow that hampered the initial attempt at completing Phase I of our work program remained until early June. Unfortunately, it has been difficult since that time to rebook our consulting geologist to due to his busy schedule, and we have been unable to find a replacement geologist to continue with the planned exploration work. Since we have to recommence the Phase I work program, this will double the original expected budget for that phase of the recommended work program to a total of approximately $10,558.03, including the $5,058.03 expended to date.

Because of the difficulties and delays in completing Phase I or our planned mineral exploration program, we have been unable thus far to identify a reliable source of funding to complete the initial exploration program as recommended by our consulting geologist. As a result of our lack of progress so far, the uncertainty regarding the source of our required additional funding and the relatively risky overall nature of our enterprise, we have been evaluating alternative business opportunities which have been presented to us and may bring value to our shareholders. Although we have not entered into any binding agreement regarding any specific new business opportunity at this time, we have been in negotiations and doing due diligence which we hope will lead to an agreement in the near future. In the event we are able to reach such an agreement, we will abandon our plan to develop the April Hope mineral claim and follow a plan involving the new business opportunity.

Competition

The mineral exploration industry, in general, is intensely competitive and even if commercial quantities of reserves are discovered, a ready market may not exist for the sale of the reserves.

Most companies operating in this industry are more established and have greater resources to engage in the production of mineral claims. We were incorporated on March 20, 2006 and our operations are not well-established. Our resources at the present time are limited. As a result of continuing losses, we may exhaust all of our resources and be unable to complete the exploration of the April Hope mineral claim. There is also significant competition to retain qualified personnel to assist in conducting mineral exploration activities.  If a commercially viable deposit is found to exist and we are unable to retain additional qualified personnel, we may be unable to enter into production and achieve profitable operations. These factors set forth above could inhibit our ability to compete with other companies in the industry and entered into production of the mineral claim if a commercial viable deposit is found to exist.

Numerous factors beyond our control may affect the marketability of any substances discovered. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result our not receiving an adequate return on invested capital.

Compliance with Government Regulation

If we progress to the production phase, production of minerals in the Province of British Columbia will require prior approval of applicable governmental regulatory agencies. We cannot be certain that such approvals will be obtained. The cost and delay involved in attempting to obtain such approvals cannot be known in advance.

The main agency that governs the exploration of minerals in the Province of British Columbia, Canada, is the Ministry of Energy and Mines.

The Ministry of Energy and Mines manages the development of British Columbia's mineral resources, and implements policies and programs respecting their development while protecting the environment. In addition, the Ministry regulates and inspects the exploration and mineral production industries in British Columbia to protect workers, the public and the environment.

The material legislation applicable to Pacific Syndicated Resources, Inc. is the Mineral Tenure Act and the Mines Act of British Columbia. The initial phase of our exploration program will consist hand trenching, sampling, mapping, and possibly a segment of an electronic based geological exploration technique referred to as Induced Polarization. The practice in British Columbia under this act has been to request permission for such a program in a letter to the B.C. Ministry of Energy and Mines. Permission is usually granted within one week. Should a follow-up exploration program be undertaken, it would probably be intended to refine information garnered in the first phase employing the same methods of exploration.

The B.C. Ministry of Energy and Mines administers the Mines Act, the Health, Safety and Reclamation Code and the Mineral Exploration Code. Ongoing exploration programs likely will be expanded to include activities such as line cutting, machine trenching and drilling. In such circumstance, a reclamation deposit is usually required in the amount of $3,000 to $5,000. The process of requesting permission and posting the deposit usually takes about 2 weeks. The deposit is refundable upon a Ministry of Energy and Mines inspector’s determination that the exploration program has resulted in no appreciable disturbance to the environment.

The Mineral Tenure Act and its regulations govern the procedures involved in the location, recording and maintenance of mineral and placer titles in British Columbia. The Mineral Tenure Act also governs the issuance of mining leases, which are long term entitlements to minerals, designed as production tenures. At this phase in the process, a baseline environmental study would have to be produced. Such a study could take many months and cost in excess of $100,000.

All mineral exploration activities carried out on a mineral claim or mining lease in British Columbia must be in compliance with the Mines Act. The Mines Act applies to all mines during exploration, development, construction, production, closure, reclamation and abandonment. Additionally, the provisions of the Health, Safety and Reclamation Code for mines in British Columbia contain standards for employment, occupational health and safety, accident investigation, work place conditions, protective equipment, training programs, and site supervision. Also, the Mineral Exploration Code contains standards for exploration activities including construction and maintenance, site preparation, drilling, trenching and work in and about a water body.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. If the exploration activities require the falling of timber, then either a free use permit or a license to cut must be issued by the Ministry of Forests. Items such as waste approvals may be required from the Ministry of Environment, Lands and Parks if the proposed exploration activities are significantly large enough to warrant them.

We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy any environmental damage caused such as refilling trenches after sampling or cleaning up fuel spills. Our initial exploration program does not require any reclamation or remediation because of minimal disturbance to the ground. The amount of these costs is not known at this time because we do not know the extent of the exploration program we will undertake, beyond completion of the recommended exploration phase described above, or if we will enter into production on the property. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on our earnings or competitive position in the event a potentially-economic deposit is discovered.

Employees

We have no employees as of the date of this prospectus other than our president and CEO, Mr. Woronchak. We conduct our business largely through agreements with consultants and other independent third party vendors.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We have neither formed, nor purchased any subsidiaries since our incorporation.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Item 2. Description of Property

The April Hope claim is located in southeastern British Columbia, 9 km north of Shuswap Lake and 9 km east of Adams Lake, Kamloops Mining Division, NTS Map Sheets 82L/13 and 82M/4 at 50° 59’ / 119° 33’ latitude / longitude. Access to the property is by the Gold Creek logging road which runs through the property and can be reached by the Squillax / Anglemont highway that is 50 km east of Kamloops.

Corporate Offices

Mr. Woronchak works from his office located in his home.

Item 3. Legal Proceedings

As of May 31, 2007, we were not a party to any pending legal proceeding and were not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended May 31, 2007.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by the NASD. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. As of May 31, 2007, our shares were quoted on the OTCBB under the symbol “PSRI.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending April 30, 2007
Quarter Ended	High $	Low $
May 31, 2007	0	0
February 28, 2007	0	0
November 30, 2006	0	0
August 31, 2006	n/a	n/a

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f)

contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of April 30, 2007, we had approximately thirty-four (34) holders of record of our common stock.

Dividends

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Securities Authorized for Issuance Under Equity Compensation Plans

As of May 31, 2007, we had no equity compensation plans.

Item 6. Plan of Operation

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

Plan Of Operations

Our business plan has historically been to proceed with the exploration of the April Hope mineral claim to determine whether there are commercially exploitable reserves of copper, lead, zinc, gold or other metals. Since the initiation of this plan of operations, however, deep snow has hampered and delayed our initial attempt at completing Phase I of our work program. Moreover, since the clearing of the snows in June, we have been unable to rebook our consulting geologist or find a replacement geologist. As a result, we have not been able to continue with our planned exploration work and our expected costs to complete the recommended work program have doubled to over $10,000. As of May 31, 2007, we had only $1,037 in working capital.

Consequently, in order to complete our initial exploration program, we will now need to obtain additional funding in the form of equity financing from the sale of our common stock or loans. Unfortunately, we have not been able to identify sources of equity financing and do not have any arrangements in place for any future financing. If we are unable to attract sufficient equity financing, Mr. Woronchak has indicated that he is prepared to loan funds to us to cover anticipated expenses but his ability to fund the remaining phases of our proposed exploration program is limited. Moreover, we believe that outside debt financing will not be an alternative for funding of our exploration program. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated.

Because of the difficulties in completing Phase I of the exploration program and the resulting need for additional funding, we have been presented with the difficult task of re-evaluating our business plan and plan of operations to determine whether it continues to be commercially viable. As a result of our lack of progress so far, the uncertainty regarding the source of our required additional funding and the relatively risky overall nature of our enterprise, management has been evaluating alternative business opportunities which have been presented to us. Although we have not entered into any binding agreement regarding any specific new business opportunity at this time, we have been in negotiations and doing due diligence which we hope will lead to an agreement in the near future. In the event we are able to reach such an agreement, we will abandon our plan to develop the April Hope mineral claim and follow a plan involving the new business opportunity.

Employees

We did not have any employees as of May 31, 2007. Our officer and director, Darrell Woronchak, served without compensation.

Research and Development

As of May 31, 2007, we have not conducted any research or development

Purchase and Sale of Significant Equipment

As of May 31, 2007, we did not anticipate any purchase or sale of equipment over the next twelve months.

Results of Operations for the Year Ended May 31, 2007

We did not earn any revenue during the fiscal year ended May 31, 2007 and have not earned any revenue since our inception on March 20, 2006.

We incurred operating expenses in the amount of $21,101 during our fiscal year ended May 31, 2007 and a total of $30,123 in operating expenses for the period from inception (March 20, 2006) to May 31, 2007. For the period from inception to May 31, 2007, these expenses consisted of accounting and audit fees in the amount of $14,028, incorporation costs in the amount of $375, mineral property costs in the amount of $7,862, office and sundry expenses in the amount of $765, rent expense in the amount of $5,600 and transfer agent fees in the amount of $1,493.

We incurred a net loss in the amount of $21,101 during our fiscal year ended May 31, 2007 and a total net loss of $30,123 for the period from inception (March 20, 2006) to May 31, 2007. Our losses for this period are mainly attributable to operating expenses and a lack of revenue.

Liquidity and Capital Resources

As of May 31, 2007, we had total current assets of $6,771 and total assets of $6,771. Our total current assets as of May 31, 2007 consisted of cash in the mount of $6,771. Our total current liabilities as of May 31, 2007 were $5,734, consisting of an obligation due to a related party and accrued liabilities. As a result, on May 31, 2007, we had working capital of $1,037.

Operating activities used $25,167 in cash for the fiscal year ended May 31, 2007 and $29,989 in cash for the period from inception (March 20, 2006) to May 31, 2007. Our net loss of $30,123 since inception was the primary component of our negative operating cash flow. Net cash flows provided by financing activities for the period from inception (March 20, 2006) to May 31, 2007 were $36,760 represented as proceeds from the sale of our stock and advances from a related party.

We are a development stage corporation and have not generated any revenue to date from our activities. Despite

We do not anticipate earning revenues until such time that we exercise our option entered into commercial production of the April Hope mineral property. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on the April Hope mineral property, or if such resources are discovered, that we will enter into commercial production.

Off Balance Sheet Arrangements

As of May 31, 2007, there were no off balance sheet arrangements.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Our ability to continue as a going concern is dependent our generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling our equity securities and obtaining debt financing to fund our capital requirements and ongoing operations; however, there was is assurance we will be successful in these efforts.

Item 7. Financial Statements

Index to Financial Statements:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm

F-2	Balance Sheet as of May 31, 2007

F-3	Statements of Operations -Period from inception (March 20, 2006) to May 31, 2007

F-4	Statements of Cash Flows for the period from inception (March 20, 2006) to May 31, 2007

F-5	Statement of Stockholders’ Equity (Deficit) from inception (March 20, 2006) to May 31, 2007

F-6	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Pacific Syndicated Resources, Inc,

We have audited the accompanying balance sheets of Pacific Syndicated Resources, Inc (an exploration stage company), as of May 31, 2007 and 2006 and the related statements of operations, cash flows and stockholders’ equity for the year ended May 31, 2007, the period from March 20, 2006 (inception) to May 31, 2006 and the period from March 20, 2006 (inception) to May 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Pacific Syndicated Resources, Inc. (an exploration stage company) as of May 31, 2007 and 2006 and the results of its operations and its cash flows for the year ended May 31, 2007, the period from March 20, 2006 (inception) to May 31, 2006 and the period from March 20, 2006 (inception) to May 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
August 17, 2007

PACIFIC SYNDICATED RESOURCES, INC.
(An Exploration Stage Company)
BALANCE SHEETS
May 31, 2007, and 2006
	May 31, 2007	May 31, 2006
ASSETS

CURRENT ASSETS
Cash	$6,771	$27,513
Prepaid expenses	-	3,500
	$6,771	$31,013

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$134	$7,700
Due to related party (Note 5)	5,600	1,175
	5,734	8,875

Contingency (Note 1)

STOCKHOLDERS’ EQUITY
Capital stock (Note 4)
Authorized: 75,000,000 common shares, $0.001 par value,
Issued and outstanding: 6,809,450 common shares	6,809	6,809
Additional paid in capital	24,351	24,351
Deficit accumulated during the exploration stage	(30,123)	(9,022)
	1,037	22,138
	$6,771	$31,013

The accompanying notes are an integral part of these financial statements

PACIFIC SYNDICATED RESOURCES, INC.
(An Exploration Stage Company)
STATEMENT OF OPERATIONS

	Year Ended May 31, 2007	March 20, 2006 (Inception) to May 31, 2006	March 20, 2006 (Inception) to May 31, 2007
EXPENSES
Accounting and audit fees	$8,828	$5,200	$14,028
Incorporation costs	-	375	375
Mineral property costs	5,362	2,500	7,862
Office and sundry	618	147	765
Rent (Note 5)	4,800	800	5,600
Transfer agent	1,493	-	1,493

NET LOSS	$21,101	$9,022	$30,123

BASIC LOSS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	6,809,450	4,635,617

The accompanying notes are an integral part of these financial statements

PACIFIC SYNDICATED RESOURCES, INC.
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS

	Year Ended May 31, 2007	March 20, 2006 (Inception) to May 31, 2006	March 20, 2006 (Inception) to May 31, 2007

OPERATING ACTIVITIES
Net loss	$(21,101)	$(9,022)	$(30,123)
Change in non-cash working capital balance related to operations
Prepaid expenses	3,500	(3,500)	-
Accounts payable and accrued liabilities	(7,566)	7,700	134

Net cash used in operations	(25,167)	(4,822)	(29,989)

FINANCING ACTIVITIES
Proceeds on sale of common stock	-	31,160	31,160
Advance from related party	4,425	1,175	5,600

Net cash from financing activities	4,425	32,335	36,760

Increase (decrease) in cash	(20,742)	27,513	6,771

CASH, BEGINNING	27,513	-	-

CAH, ENDING	$6,771	$27,513	$6,771

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

PACIFIC SYNDICATED RESOURCES, INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
for the period March 20, 2006 (Inception) to May 31, 2007

	Common Shares		Additional Paid in	Deficit Accumulated During the Exploration
	Number	Par Value	Capital	Stage	Total

Balance, March 20, 2006,	-	$-	$-	$-	$-
Capital stock issued for cash:
- April 2006 at $0.001 per share	4,000,000	4,000	-	-	4,000
- April 2006 at $0.005 per share	2,765,000	2,765	11,060	-	13,825
- April 2006 at $0.30 per share	44,450	44	13,291	-	13,335
Net loss	-	-	-	(9,022)	(9,022)

Balance, May 31, 2006	6,809,450	6,809	24,351	(9,022)	22,138

Net loss	-	-	-	(21,101)	(21,101)

Balance, May 31, 2007	6,809,450	$6,809	$24,351	$(30,123)	$1,037

The accompanying notes are an integral part of these financial statements

PACIFIC SYNDICATED RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2007

Note 1	Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on March 20, 2006 and is in the exploration stage. The Company has acquired a mineral property located in the Province of British Columbia, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of costs incurred for acquisition and exploration of the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $30,123 as at May 31, 2007 and further losses are anticipated in the development of its business raising doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

Note 2	Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Exploration Stage Company

The Company complies with Financial Accounting Standards Board Statement No. 7 as to its characterization of the Company as an exploration stage enterprise.

PACIFIC SYNDICATED RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2007

Note 2	Summary of Significant Accounting Policies - (cont’d)

Mineral Interests

The Company is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are capitalized in accordance with EITF 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows, have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization is not met. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. As of the date of these financial statements, the Company has incurred only acquisition and exploration costs which have been expensed. To date the Company has not established any proven or probable reserves on its mineral properties.

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

Fair Value of Financial Instruments

The carrying value of cash, accounts payable, accrued liabilities and due to related parties approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

PACIFIC SYNDICATED RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2007

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

At May 31, 2007 a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

PACIFIC SYNDICATED RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2007

Note 3	Mineral Property

April Hope Property

During the period ended May 31, 2006, the Company electronically staked a mineral property, known as "April Hope Property", located in the Province of British Columbia, Canada. The property was staked on behalf of the Company by the Company’s geologist and is held in trust for the Company. Upon request from the Company the title will be recorded in the name of the Company with the appropriate mining recorder. The Company incurred costs of $2,500 in relation to the staking of the mineral property. During the year ended May 31, 2007, the Company incurred $5,362 in exploration costs on the property.

Note 4	Capital Stock

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

During the period ended May 31, 2006, the Company issued 6,809,450 shares of common stock for total cash proceeds of $31,160.

At May 31, 2007, there were no outstanding stock options or warrants.

Note 5	Related Party Transactions

As at May 31, 2007, a director of the Company loaned the Company $5,600 (2006-$1,175). The loan is unsecured, non interest bearing and repayable on demand. During the year ended May 31, 2007 the Company incurred an office rent expense of $4,800 (May 31, 2006 - $800) with its president.

PACIFIC SYNDICATED RESOURCES, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2007

Note 6	Income Taxes

The significant components of the Company’s deferred tax assets are as follows:

	May 31, 2007	May 31, 2006
Deferred Tax Assets
Non-capital loss carryforward	$4,140	$978
Less: valuation allowance for deferred tax asset	(4,140)	(978)

Net deferred tax asset	$-	$-

There were no temporary differences between the Company’s tax and financial bases that result in deferred tax assets, except for the Company’s net operating loss carryforwards amounting to approximately $27,600 at May 31, 2007, which may be available to reduce future year’s taxable income. These carryforwards will expire, if not utilized, commencing in 2026.  Management believes that the realization of the benefits from this deferred tax assets appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S-B during the fiscal year ending May 31, 2007.

Item 8A. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Darrell Woronchak. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2007, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the year ended May 31, 2007 that have materially affected or are reasonably likely to materially affect such controls.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 8B. Other information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth the names of our directors and executive officers, their ages and their positions as of May 31, 2007.

Name	Age	Position Held with the Company	Date First Elected or Appointed
Darrell Woronchak	44	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director	March 20, 2006

Set forth below is a brief description of the background and business experience of each of our executive officers and directors.

Darrell Woronchak

Darrell Woronchak is our President, Secretary, Treasurer and a director. As President, Mr. Woronchak is responsible for the day-to-day management of the Company and for the continued strategic evolution of its mineral exploration and development programs. Prior to his service at Pacific Syndicated Resources, Inc., Mr. Woronchak held the following positions:

From October 2004 - April 2006, Mr. Woronchak was General Manager Nexus Minerals Inc. a Vancouver based gold mining and exploration company.

From June 2002 - September 2004 Mr. Woronchak represented Sennheiser the world’s largest audio and sound company for Western Canada.

From December 1999 - May 2002 Mr. Woronchak was V.P. of Business Development for NewsGurus.com a Vancouver based company providing Investor Relations and Marketing Services for several public companies.

Mr. Woronchak has held the following directorships in public companies:
Graffoto Sales International, Inc. 1989-1997

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws.

Our executive officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

As of May 31 2007, we had no significant employees other than our officers and directors.

Family Relationships

As of May 31, 2007, there were no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present director, person nominated to become director, executive officer, or control person as of May 31, 2007: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

As of May 31, 2007, we did not have a separately-designated standing audit committee. The entire board of directors performed the functions of an audit committee, but no written charter governed the actions of the board of directors when performing the functions that would generally be performed by an audit committee. The board of directors approved the selection of our independent accountants and met and interacted with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviewed the scope and results of the audit with the independent accountants, reviewed with management and the independent accountants our annual operating results, considered the adequacy of our internal accounting procedures and considered other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We did not have an audit committee financial expert as of May 31, 2007 because of the size of our company and our board of directors at this time. We believed that we did not require an audit committee financial expert at thst time because we retained outside consultants who possessed these attributes.

For the fiscal year ending May 31, 2007, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended May 31, 2007 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Our officers, directors and shareholders owning greater than ten percent of our shares are not required to comply with Section 16(a) of the Securities Exchange Act of 1934 because we do not have a class of securities registered under Section 12 of the Securities Exchange Act of 1934.

Code of Ethics Disclosure

As of May 31, 2007, we have not adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 10. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal year ended May 31, 2007.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mr. Darrell Woronchak(1) President, Chief Executive Officer Chief Financial Officer, Principal Accounting Officer Treasurer and Secretary	2007 2006	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(1)
 Mr. Woronchak was appointed to serve as our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, and Secretary on March 20, 2006. The information provided in the summary compensation table includes all compensation paid to Mr. Woronchak through the full fiscal year ended May 31, 2007.

Narrative Disclosure to the Summary Compensation Table

We did not compensate our executive officers for services rendered during the fiscal year ended May 31, 2007.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of May 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Darrell Woronchak	-	-	-	-	-	-	-	-	-

Compensation of Directors

The table below summarizes all compensation of our directors as of April 30, 2007.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ron Bell	-	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

We do not pay any cash or other compensation to our directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 31, 2007, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 6,809,450 shares of common stock issued and outstanding on May 31, 2007.

Name of Beneficial Owners of Common Stock[1]	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock[2]
Darrell Woronchak President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director	Common Stock	4,000,000	58.74%
DIRECTORS AND OFFICERS - TOTAL		4,000,000	58.74%

5% SHAREHOLDERS
None.

(1)
As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

Item 12. Certain Relationships and Related Transactions

Except for the following, as of May 31, 2007, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons had any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us:

(1) Our sole officer and director, Darrell Woronchak, provided a loan of $1,175 to the Company on May 31, 2006. The note is unsecured, does not bear interest, and has no specified terms of repayment.

(2) Our executive offices are currently located in the home of our sole officer and director, Darrell Woronchak. During the period ended May 31, 2007, we incurred rent expense payable to Mr. Woronchak in the amount of $4,800.

Item 13. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	By-laws, as amended (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Geological Report of R.C. McLean, Consulting Geologist with consent to use (1)

(1)	Incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 14, 2006.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal year ended May 31, 2007 (our fist full fiscal year) was approximately $6,000.00.

Audit-Related Fees

 Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

 Tax Fees

 The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended April 30, 2007 and 2006.

 All Other Fees

 The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended April 30, 2007 and 2006 were $0 and $0 respectively.\

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pacific Syndicated Resources, Inc.

By: /s/ Darrel Woronchak
Darrel Woronchak
Chief Executive Officer and
Chief Financial Officer, and Principal Accounting Officer
Dated: August 29, 2007