Form 10QSB
period 2007-08-31
Pacific Syndicated Resources, Inc.
filed 2007-10-15
CIK 1371473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,809,450 common shares as of October 8, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of August 31, 2007 (unaudited);
F-2	Interim Statements of Operations for the three months ended August 31, 2007 and August 31, 2006 (unaudited);
F-3	Interim Statements of Cash Flows for the three months ended August 31, 2007 and August 31, 2006 (unaudited);
F-4	Notes to the Interim Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended August 31, 2007 are not necessarily indicative of the results that can be expected for the full year.

PACIFIC SYNDICATED RESOURCES, INC.
(a Development Stage Company)
Balance Sheet
(Unaudited)

Assets	August 31, 2007 (unaudited)	May 31, 2007

Current Assets
Cash and cash equivalents	$7	$6,771

TOTAL ASSETS	$7	$6,771

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$-	$134
Related party payable	5,600	5,600
Total current liabilities	5,600	5,734

Stockholders' Equity (Deficit)
Common stock: $0.001 par value; 75,000,000 shares authorized: 6,809,450 shares issued and outstanding	6,809	6,809
Additional paid in capital	24,351	24,351
Accumulated deficit	(36,753)	(30,123)
Total stockholders' equity (deficit)	(5,593)	1,037

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7	$6,771

The accompanying notes are an integral part of these financial statements

PACIFIC SYNDICATED RESOURCES, INC.
(a Development Stage Company)
Statement of Operations
(Unaudited)

	For the Three Months Ended August 31, 2007	For the Three Months Ended August 31, 2006	From Inception March 20, 2006 Through August 31, 2007

Operating Expenses
General and administrative	6,630	3,051	36,753
Total Operating Expenses	6,630	3,051	36,753

Other Income (Expense)

Net Loss	$(6,630)	$(3,051)	$(36,753)

Basic Loss per Share	$(0.00)	$(0.00)
Weighted Average Shares Outstanding	13,050,000	6,809,450

The accompanying notes are an integral part of these financial statements

PACIFIC SYNDICATED RESOURCES, INC.
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended August 31, 2007	For the Three Months Ended August 31, 2006	From Inception March 20, 2006 Through August 31, 2007
Cash Flows from Operating Activities:
Net Loss	$(6,630)	$(3,051)	$(36,753)

Changes in Operating Assets and Liabilities:
(Increase) decrease in prepaid expenses	-	3,500	-
Increase (decrease) in accounts payable and accrued liabilities	(134)	(4,962)	-
Net Cash Used In Operating Activities	(6,764)	(4,513)	(36,753)

Cash Flows from Financing Activities:
Proceeds from related party payable	-	825	5,600
Proceeds from sale of common stock	-	-	31,160
Net Cash Provided by Financing Activities	-	825	36,760

Net Increase (Decrease) in Cash and Cash Equivalents	(6,764)	(3,688)	7
Cash and Cash Equivalents at Beginning of Period	6,771	27,513	-
Cash and Cash Equivalents at End of Period	$7	$23,825	$7

Supplemental Disclosure of Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

PACIFIC SYNDICATED RESOURCES, INC.
(A Development Stage Company)
Notes to Financial Statements

NOTE 1 - Basis of Presentation

Unaudited Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 2007 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2007 audited financial statements. The results of operations for the period ended August 31, 2007 are not necessarily indicative of the operating results for the year ended May 31, 2008.

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

Business Overview and Plan of Operations

We hold a 100% interest in a mineral claim located in British Columbia, Canada that we refer to as the April Hope mineral claim. Our business plan has historically been to proceed with the exploration of the April Hope mineral claim to determine whether there are commercially exploitable reserves of copper, lead, zinc, gold or other metals. Since the initiation of this plan of operations, however, deep snow has hampered and delayed our initial attempt at completing the initial phase of our planned exploration program. Moreover, since the clearing of the snows in June, we have been unable to rebook our consulting geologist or find a replacement geologist. As a result, we have not been able to continue with our planned exploration work and our expected costs to complete the recommended work program have doubled to over $10,000. As of August 31, 2007, we had a working capital deficit of $5,593.

Consequently, in order to complete our initial exploration program, we would now need to obtain additional funding in the form of equity financing from the sale of our common stock or loans. Unfortunately, we have not been able to identify sources of equity financing and do not have any arrangements in place for any future financing. If we are unable to attract sufficient equity financing, our president, Mr. Woronchak, has indicated that he is prepared to loan funds to us to cover anticipated expenses but his ability to fund the remaining phases of our proposed exploration program is limited. Moreover, we believe that outside debt financing will not be an alternative for funding of our exploration program. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated.

Potential Merger

Because of the difficulties in completing the initial phase of our exploration program and the resulting need for additional funding, we have been presented with the difficult task of re-evaluating our business plan and plan of operations to determine whether it continues to be commercially viable. As a result of our lack of progress so far, the uncertainty regarding the source of our required additional funding and the relatively risky overall nature of our enterprise, management has been evaluating alternative business opportunities which have been presented to us. Although we have not entered into any binding agreement regarding any specific new business opportunity at this time, we have been in negotiations and doing due diligence which we hope will lead to a binding agreement in the near future. In the event we are able to reach such an agreement, we will most likely abandon our plan to develop the April Hope mineral claim and follow a plan involving the new business opportunity.

Expected Changes In Number of Employees, Plant, and Equipment

We do not have plans to purchase any physical plant or any significant equipment or to change the number of our employees during the next twelve months.

Results of Operations for the three months ended August 31, 2007.

We have not earned any revenues since our inception on March 20, 2006.

We incurred operating expenses in the amount of $6,630 for the three months ended August 31, 2007 and in the amount of $3,051 for the three months ended August 31, 2006. We have incurred total operating expenses of $36,753 from inception on March 20, 2006 through August 31, 2007.

We incurred a net loss in the amount of $6,630 for the three months ended August 31, 2007 and in the amount of $3,051 for the three months ended August 31, 2006. We have incurred a total net loss of $36,753 from inception on March 20, 2006 through August 31, 2007. Our losses for the three months ended August 31, 2007 and since inception on March 20, 2006 are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

We had cash of $7 and a working capital deficit in the amount of $5,593 as of August 31, 2007.

We are a development stage corporation and have not generated any revenue to date from our activities. We do not anticipate earning revenues until such time that we enter into commercial production of the April Hope mineral property. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on the April Hope mineral property, or if such resources are discovered, that we will enter into commercial production.

Off Balance Sheet Arrangements

As of August 31, 2007, there were no off balance sheet arrangements.

Going Concern

We have incurred a net loss of $36,753 for the period from our inception, March 20, 2006, to August 31, 2007, and have no sales. Our future is currently dependent upon our ability to obtain financing and upon future profitable operations from the commercial exploitation of an interest in mineral claims. Our auditors have issued a going concern opinion and raised substantial doubt as to our continuance as a going concern. When an auditor issues a going concern opinion, the auditor has substantial doubt that the company will continue to operate indefinitely and not go out of business and liquidate its assets. This is a significant risk to investors who purchase shares of our common stock because there is an increased risk that we may not be able to generate and/or raise enough resources to remain operational for an indefinite period of time. Potential investors should also be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The auditor’s going concern opinion may inhibit our ability to raise financing because we may not remain operational for an indefinite period of time resulting in potential investors failing to receive any return on their investment.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Darrel Woronchak. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended August 31, 2007.

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

None.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended August 31, 2006.

Item 5.     Other Information

None

Item 6.      Exhibits

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

Pacific Syndicated Resources, Inc.

Date:	October 15, 2007

By: /s/ Darrel Woronochak Darrel Woronchak Title: Chief Executive Officer and Director