Form 10KSB
period 2007-12-31
Znomics, Inc.
filed 2008-02-28
CIK 1371473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________

Commission file number: 333-136372

Znomics, Inc.
(Name of small business issue in its charter)

Nevada	52-2340974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2611 SW Third Avenue, Suite 200 Portland, OR	97201
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 503-827-5271

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ ]   No [X]

State issuer’s revenue for its most recent fiscal year.  $636,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days:$20,378,570 based on $2.90 per share as of February 11, 2008 (7,027,093 shares held by non-affiliates).

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,072,560 as of February 18, 2008.

Transitional Small Business Disclosure Format (Check One):  Yes: __; No  X

 PART I
Item 1.   Description of Business

Business Development

We were originally incorporated on March 20, 2006 in Nevada, as Pacific Syndicated Resources, Inc. We were an exploration stage company that was set up to engage in the exploration of mineral properties. On November 5, 2007, we completed a reverse merger (the “Merger”) with a private Delaware corporation, Znomics, Inc. (“Znomics Delaware”), originally incorporated in 2000.  As a result of that transaction, we changed our name to Znomics, Inc. and began to pursue the business of Znomics Delaware as our sole business.  We reported the Merger and the related transactions on a current report on Form 8-K, filed November 8, 2007.

We are primarily engaged in the business of utilizing both our technology platform and the expertise of our researchers to provide new approaches to drug development for the pharmaceutical industry and for general medical research. Central to our activities is the zebrafish, a tropical fish belonging to the minnow family that has 80-90% of the same or similar genes as humans.  It is an increasingly important model organism in scientific research. This trend was recognized by a Wall Street Journal article of August 8, 2003 which reported the following: “Edging aside the trusty laboratory mouse in certain genetic studies is the tiny zebrafish....  Researchers are using the striped creature to reveal the secrets of diseases of the heart, brain, and aorta, as well as leukemia, muscular dystrophy and vision and hearing disorders.”

We have leveraged the zebrafish in the development of our primary technology, the ZeneMark ® Library (our “Library”), a repository of retrievable zebrafish lines with identified gene mutations. To make the library, we utilize a process known as retroviral insertional mutagenesis to cause mutations in zebrafish. Mutations are changes induced in one or more genes of the organism. Retroviral mutations are genetic changes engineered by placing into the fish embryo’s DNA a small amount of foreign DNA taken from a virus. DNA (deoxyribonucleic acid) is a nucleic acid that contains the genetic instructions used in the development and functioning of all known living organisms. After injection of retrovirus into a fish embryo, the fish are later analyzed to determine which genes have been disrupted from this gene altering process. The results of this analysis are then used by scientists in further research to study the effects of the mutated gene(s) for disease causation, to find potential drug targets, and to create animal models of diseases for drug discovery work. Currently our Library contains insertions representing about 50% of the zebrafish genes and we hope to increase the number of mutated genes to nearly 90% over the next few years. No other company or scientific organization, to our knowledge, has accomplished an equivalent mutant library in a vertebrate.

Industry Background

Despite the tremendous technological advances in genetics and functional genomics of the past three decades, including the development of recombinant DNA technologies and the completion of the Human Genome Project, productivity in the drug discovery industry has declined. According to the Pharmaceutical Research and Manufacturers of America (PhRMA), the total research and development budget for the pharmaceutical industry has increased 20-fold over the last two and a half decades, from $2 billion in 1980 to $40 billion annually in 2005, but the number of new drugs launched has remained relatively constant, in the range of 10 to 20 per year. Many factors underlie this decrease in productivity, including the establishment of higher safety and efficacy standards for FDA approval and the increased biological complexity of the diseases for which adequate treatments have not yet been found. Decreasing productivity in a high-risk, high-reward endeavor such as drug discovery puts a premium on new technologies and approaches, and is the commercial force driving the genomics and functional genomics industries.

Experimentation to identify safe and effective drugs is conducted first using in vitro (outside a living organism) systems, so all early drug discovery is conducted using model systems. Since scientists must identify laboratory proxies that are related to human physiology, these model systems can be highly indirect and simplified.  Much of the biopharmaceutical industry is based largely on a reductionist model that assumes that modulating the activity of a single drug target (for example, a receptor, ion channel, or enzyme – protein receptors in cells that stimulate or block specific biological actions) is the best approach to finding new drugs. Typically, the chosen disease target is expressed in tissue culture cells, and the cells are then used to screen huge chemical compound libraries in high-throughput assays to find compounds that stimulate (agonize) or inhibit (antagonize) the target protein.

Problems with this approach include the fact that targets can only be screened one at a time, efficacy and non-toxicity must be determined in follow-up on animal studies, and many diseases are complex and may be better treated by drugs that act on more than one target. According to PhRMA, only one in 1,000 lead compounds (chemical compounds that have pharmacological or biological activity and whose chemical structures are used as a starting point for chemical modifications in order to improve potency, selectivity, or pharmacokinetic parameters) identified today, largely through the single drug target approach, are sufficiently safe and effective in animal trials to proceed to human testing, and only one in five of these compounds that enter clinical development survives human testing and receives FDA approval.

In the early days of the pharmaceutical industry, compounds were sometimes initially screened in whole animal models of disease. Compounds that were identified, by virtue of their activity in vivo (within the whole, living organism), were known to have sufficient efficacy and the minimal pharmacokinetic properties necessary to be reasonable lead drug candidates. A major problem with this approach was the extremely time consuming, inefficient and expensive process of screening compound banks in rodents in vivo.

A solution that addresses the deficiencies inherent in the two approaches described above is the development of a drug discovery method that combines the power of whole (live) animal drug testing for finding safe and effective compounds with the speed and high-throughput capabilities of drug screening against single targets in cultured cells. We believe that high-throughput, in vivo drug screening in the zebrafish is such a method.

Zebrafish as the Key Model Organism – Solving Key Problems with Current Drug Discovery

We believe that the zebrafish provides an excellent vertebrate model for drug and drug target discovery for the following reasons:

•
Vertebrate physiology in a small organism with a short life cycle. Zebrafish are small, develop ex utero, and have a short generation time. Female fish lay approximately 200 eggs per week, year-round. At three to five days post-fertilization, each fish is a free-swimming, free-feeding organism complete with almost all of the organ systems found in mammals, including heart, brain, blood, and pancreas. It is estimated that zebrafish have 80-90 percent of the genes found in humans.

•
Robotic screening. The zebrafish is suited for robotic screening as a live animal. The three-to-five day old fish is approximately 1 to 2 mm in length, and can be examined using high-throughput screening assays. In addition, live zebrafish can be quantified and sorted automatically on the basis of fluorescent intensity using modified fluorescence-activated cell sorting (FACS) machines.

•
Simple and efficient drug administration. The zebrafish is an excellent organism with regard to drug dosing, since the gill system of the fish efficiently transports many small molecules into its bloodstream.

•
Direct observation of internal organs. The zebrafish is transparent for approximately the first seven days of its development. Thus, in contrast to the mouse, the structure and function of internal organs, cells, and tissues in the zebrafish can be readily observed, and direct visualization can thus form the basis for automated drug and drug target screens.

Drug Discovery Utility

Based on these properties, the use of zebrafish provides a new approach to drug discovery. For example, Type II diabetes results from the progressive desensitizing of peripheral tissues to the hormone insulin. Research on several potential drug targets for the treatment of Type II diabetes has led to the discovery of compounds that are only partially effective. To test compounds for their ability to stimulate insulin responsiveness in a rodent, one would have to inject compounds intravenously, and then draw blood to measure glucose and/or insulin levels. The time and expense involved in breeding and assaying the hundreds of thousands of mice necessary to screen a typical compound library make this approach impractical. In contrast, use of the zebrafish as a model system for diabetes is expected to allow robotic screening of hundreds of thousands of compounds in live fish within a matter of weeks, using a fluorescent marker that will indicate quantitatively the degree of peripheral insulin sensitivity in the transparent zebrafish.

Within the last ten years, mutant zebrafish lines isolated from large-scale chemical mutagenesis screens have been utilized to advance understanding of vertebrate development.  Chemical mutagenesis, however, has not proven to be an efficient method to produce mutant fish.  More recent work demonstrates that the zebrafish is also an excellent model for studying human disease, since conservation of genes across vertebrate species has been well-documented, and conservation of sites and mechanisms of drug actions have been demonstrated in the zebrafish. For example, in multiple cases, new human disease genes have been discovered through research in the zebrafish; examples include genes causing deafness and anemia.  Other investigators have demonstrated that well-known human pharmaceuticals are active in the zebrafish. For example, the cholesterol-lowering drug Lipitor (atorvastatin) blocks cholesterol accumulation in the zebrafish (Dr. Marnie Halpern, Carnegie Institute of Washington, Washington, D.C.), and the anti-inflammatory cyclo-oxygenase inhibitor Indocin (indomethacin) blocks prostaglandin synthesis in the zebrafish as it does in humans (Dr. Garret FitzGerald, University of Pennsylvania, Philadelphia).  Novartis, Genentech and Merck have all initiated aspects of drug discovery or drug target discovery research programs utilizing the zebrafish.

Drug Target Discovery Utility

Drug targets are molecular components in the organism to which a drug compound binds to produce its pharmacological effect. In addition to their use in whole animal drug discovery, zebrafish are highly suitable for drug target discovery.  Since a great deal of pharmaceutical company research is directed towards identifying new drug targets, which may then be used for high-throughput, single-target drug screening, there is a significant financial incentive in the industry to develop new methods for drug target discovery. We have developed a novel drug target discovery platform, based upon our retroviral insertional mutagenesis (RIM) technology in the zebrafish. Using an assay for a disease process, we can employ a single genetic screen of a large number of fish with different mutated genes to find which disrupted genes have effect in the assay.   This approach is known as “forward genetics”, defined as the cloning of genes corresponding to mutations affecting key steps in physiological processes, in order to build genetic models of a given process or disease.  This “forward genetics” approach is used in our proprietary drug target discovery activities and will be utilized in collaborative drug discovery relationships with companies interested in conventional target-based drug discovery as well.  We expect to capitalize on the essentially unrealized promise that genomics and functional genomics will bolster the productivity of drug target discovery.

Sale of Mutant Fish Lines and Services

Our ZeneMark ® Library is a searchable catalogue of mutated zebrafish lines that can be viewed at our website (Znomics.com). Ancillary to our drug discovery business, we sell mutant fish lines to university researchers. More than 100 scientists at different universities have ordered mutant fish lines from Znomics. We have developed good relationships with many researchers in the zebrafish academic community through scientific meetings and collaborative contacts including those who have acquired our lines. Through these relationships we expect to be able to license new disease models, assays and drug compounds developed in academic laboratories to strengthen our drug discovery effort. We attempt to acquire the right to negotiate for an exclusive license to inventions resulting from use of our fish lines by university researchers. This negotiation takes place when scientists submit a Material Transfer Agreement to become eligible to order zebrafish either online or by calling our office. Due to the long lead times on research, none of these agreements have yet resulted in a license.

We ship our mutant fish line products to customers primarily using standard overnight delivery services such as FedEx. Sales of our mutant fish line products are currently via web page introduction followed by customer service support of customer calls or emails. Our website has on-line ordering capability. No sales agents or inside sales people are utilized.

Services to pharmaceutical customers are sold via direct contact by the Company’s management to the customer’s research management.

Status of New Products and Services

Our revenue for 2007 was generated exclusively through the sale of zebrafish, the receipt of NIH grants for research, and by conducting drug target discovery research for a publicly-held pharmaceutical company, Merck, Inc. We plan to continue the mutant fish sales and to apply for additional research grants to provide revenue in support of our internal research activities.  As of December 31, 2007, we have completed the work contemplated by this agreement.

Our primary business goal moving forward is to identify new lead drug compounds for human diseases such as obesity, diabetes, neurodegeneration and cancer through compound screening in vivo. We intend to partner with pharmaceutical and biotechnology companies in finding new drug targets and lead compounds for diseases that are ready for clinical testing. We believe that such partnerships will provide the most significant source of revenue for us moving forward if we are able to negotiate upfront and ongoing research payments, payments on achieving certain progress milestones, and royalties from drugs that are marketed. Negotiating such terms is not unusual in the pharmaceutical industry.  At present, we do not have any such contracts in place.

The Company has engaged in two phases of the drug discovery process, finding drug targets and developing assays or disease models. The Company has not yet performed the third phase, compound screening. We plan to hire an experienced drug development director, acquire compounds and access to compound libraries, and to dedicate technician level employees to this aspect of drug discovery in 2008. We also have recently hired employees and engaged consultants to focus on business development with pharmaceutical companies in the first half of 2008. We have recently leased additional space and will make capital expenditures, primarily laboratory equipment, in the first half of 2008 to support our drug discovery effort.

Competition

Competition in genome mapping and the related fields of drug discovery and drug target discovery is intense and is expected to increase. Our future activities may include identifying and patenting drug candidates and drug targets, and to secondarily develop reagent products and services, activities in which we will experience significant competition from pharmaceutical and biotechnology companies. At this time, we are not aware of any other commercial entity that is researching or developing a retroviral insertional mutagenesis library in the zebrafish. Different methods of mutagenesis are being used or developed in a variety of organisms including zebrafish, but to our knowledge these have disadvantages in cost or efficacy. Chemical mutagenesis is a prevalent technique but it is markedly less efficient. The following are functional genomics companies known to us to focus on and have experience with the zebrafish.

Public Companies

Charles River Laboratories (NYSE:CRL), Wilmington, Massachusetts

Charles River Laboratories is a global provider of rodent strains and services for the drug discovery and development process. In addition to research models and services, Charles River Laboratories supports every step of the drug development pipeline with divisions dedicated to preclinical and clinical services. Recently, they have created a zebrafish division that offers genetic mapping services for the zebrafish.

Summit plc (AIM:SUMM), United Kingdom

Summit is a chemical genomics company that provides services to the pharmaceutical, biotech and agrochemical industries. Utilizing model organisms, such as zebrafish, Summit enables customers to assess compounds in a high throughput in vivo screen. Summit plans to offer this in vivo screening to drug discovery as well as toxicology partners. Additionally, it plans to use this platform internally for high throughput chemical screens for the development of novel drugs, focusing on neurodegenerative and neuromuscular disease, cancer, ophthalmic disease and regenerative medicine. On March 22, 2007, Summit acquired zebrafish company Danio Labs (U.K.) for 16.5 million pounds. Danio Labs was a privately-held zebrafish company doing compound screening, and a competitor to Znomics. Danio was about twice the size of Znomics in terms of employees and was focused on disease areas in ophthalmology and neurology. Danio intended to pursue a strategy of repositioning known drugs (and drug combinations) for new indications, and had built a portfolio of pre-clinical and clinical candidates. In addition to using these technologies for its own research, the company also planned to provide drug discovery services to other pharmaceutical companies, in the areas of safety pharmacology, embryotoxicology and compound activity screening, as well as through target validation and collaborative research programs.

Private Companies

Phylonix Pharmaceuticals, Inc., Cambridge, Massachusetts

Phylonix is concentrating on developing and marketing proprietary, in vivo zebrafish-based assays for contract screening for cancer, cardiovascular disease, immune function, and organ toxicity. Phylonix is a contract research organization, rather than a drug-discovery company, and is privately owned. Phylonix owns several issued United States patents on research tools including methods for drug screening in zebrafish using microtiter plates (Patent # 6,299,858), transplantation of human cells in zebrafish (Patent # 6,761,876), and methods for assessing drug candidates for angiogenesis and vasculogenesis in zebrafish (Patent # 7,041,276).

ZF BioLabs, Madrid, Spain

ZF BioLabs maintains breeding stocks of zebrafish and continuously produces eggs and embryos that are available at different stages of development for research activities. The company plans to offer toxicity studies using zebrafish embryos and larvae for early stage drug assessments and ecotoxicity studies. Also, ZF BioLabs is collaborating with Spanish universities in research and development projects to develop a proprietary zebrafish technology platform for drug discovery.

Zygogen, LLC, Atlanta, Georgia

Zygogen, LLC, founded in 1999, focuses on the development of proprietary zebrafish models of human disease for preclinical drug discovery. Zygogen’s two broad proprietary technologies are Z-Tag SM and Z-Lipotrack SM . Zygogen is the exclusive licensee of the Medical College of Georgia Research Institute Patent No. 6,380,458 and submitted subsequent patent application No. 2002/0178461.  Other patent applications include No. 2004/0143865, No. 2005/0120392 and 2005/017789 (University of California).  The Z-Tag SM system enables Zygogen to design transgenic zebrafish with physiologically relevant expression of modified genes and markers, such as fluorescent proteins, to model human disease. Z-Lipotrack SM technology enables Zygogen to track lipid metabolism in real-time. Areas of focus include angiogenesis, neurodegeneration, lipid metabolism, thrombosis and toxicity testing. The company also offers morpholino injection and analysis services based on exclusively licensed patented technology from the University of Minnesota.

Luminomics, Inc., St. Louis, Missouri

Luminomics was founded in 2002 and creates degenerative disease models in zebrafish that reveal how particular cells and tissue types regenerate in vertebrates. Their disease models enable high-throughput genetic and pharmacological screens to identify candidate drug targets. They have submitted a patent application on a transgenic zebrafish model system for discovery of molecular pathways that stimulate cell type specific regeneration. Their in-house research emphasis is on degenerative diseases.

Sources and availability of raw materials and the names of principal suppliers

We utilize various lab supplies which are widely available from multiple sources.  Currently, our only significant contractor, 454 Life Sciences, provides deoxyribonucleic acid (DNA) sequencing services to us.  Deoxyribonucleic acid (DNA) is a nucleic acid that contains the genetic instructions used in the development and functioning of all known living organisms. DNA sequencing is an important step in our ongoing research that enables us to build our Library and develop additional gene mutated fish lines. Although we currently contract all of our outsourced DNA sequencing processes to 454 Life Sciences, our management believes alternate suppliers exist for this service.

Dependence on limited customers

We sell genetically mutated zebrafish to more than 100 investigators at state and private universities, both nationally and internationally.  All of our current and prospective customers for the sale of zebrafish are university-based research labs. There are no other major customers for mutant fish products. If another equally effective but easier or less costly means of mutating genes in fish is discovered or is marketed by another company, there would likely be a significant decrease in this segment of our business.

We have provided services to Merck, Inc. (“Merck”), a large pharmaceutical company, since

December, 2005, pursuant to a written contract that expired in December 2007.

Our intention is to negotiate additional drug target discovery and/or drug discovery contracts with Merck in the next twelve months.  We also intend to pursue other pharmaceutical companies in our business development efforts. However, no service contracts have been secured since inception with any pharmaceutical company other than Merck. We expect that contracts with biotechnology or pharmaceutical companies will be our major source of revenue in the next two to five years.

Patents, Trademarks and Licenses

Intellectual Property

We believe that we are establishing a strong proprietary position in the commercial use of zebrafish gene mutants through the ZeneMark® Library. We have filed a patent application with multiple claims on our proprietary retroviral mutagenesis technology and the ZeneMark® Library.  Our patent applications are numbered No. 60/514754, No. 10/678,949 and No. 11/594,810 and were filed October 4, 2002, October 6, 2003 and November 9, 2006, respectively.   We intend to file other patent applications as discoveries are made.  Thus far, we have not been granted any patents.  Our intellectual property strategy is to establish strong proprietary positions in four areas:

·	zebrafish disease models;
·	methodology and use of zebrafish retroviral insertional mutagenesis (gene disruption), including our ZeneMark® Library of mutated and marked genes;

·	drug targets based on discovered or functionally defined genes and proteins; and
·	proteins or chemical compounds to serve as therapeutic drugs for human diseases.

Additionally, we have registered “Znomics” and “ZeneMark” as trademarks.

Licensing Arrangements

We expect to license patentable technology from universities and university scientists that have obtained mutant fish lines or technical services from us, as well as from other universities and scientists who have not obtained fish lines. Discoveries made by a university scientist while using our technology are usually eligible for acquisition, and we normally sign agreements with the scientist and the university to obtain the first right to negotiate for an exclusive license. We currently have more than 100 such agreements in place, and expect to enter into more.  Due to the long lead times on research, none of these agreements have yet resulted in a license.

Need for Governmental Approval

Drug products such as those proposed to be developed by us or in partnership with our collaborators are subject to an extensive regulatory approval process by the FDA and comparable agencies in other countries.  The regulation of new therapeutic products and diagnostics is extensive, and the required pre-clinical and clinical testing is lengthy and expensive.

Should our drug discovery program find indications of the efficacy of a substance for the treatment of a human disorder, we may undertake further testing of the substance. The conduct of these studies must comply with national statutory or regulatory requirements for Good Laboratory Practice (GLP). GLP regulations describe a quality system concerned with the organizational process and the conditions under which nonclinical laboratory studies are planned, performed, monitored, recorded, archived and reported. GLP compliance is required by such regulatory agencies as the FDA, United States Environmental Protection Agency, European Agency for the Evaluation of Medicinal Products, Medicines and Healthcare Products Regulatory Agency (MHRA) in the United Kingdom, Health Canada, and the Japanese Ministry of Health and Welfare. GLP requirements are significantly harmonized throughout the world and our laboratories, or laboratories we may contract with for such testing, will be capable of conducting studies in compliance with all appropriate requirements. To assure our compliance obligations, we will establish quality assurance units (QAU) in each of our nonclinical laboratories. The QAUs will operate independently from those individuals that direct and conduct studies and monitor each study to assure management that the facilities, equipment, personnel, methods, practices, records, and controls are in compliance with GLP. Our laboratory managers will use the results of QAU monitoring as part of a continuous process improvement program to assure our nonclinical studies meet client and regulatory expectations for quality and integrity.

Effect of Governmental Regulations

The distribution of research animals for genetic testing, both nationally and internationally, is subject to a variety of national, regional, and local laws and regulations, which establish the standards for the humane treatment, care and handling of animals by dealers and research facilities. Many such regulations do not apply to us and such regulations generally exclude fish. We do, however, maintain the necessary certificates, licenses, detailed standard operating procedures and other documentation required to comply with applicable regulations for the humane treatment of the animals in our custody.

Because of the diversity of species and research situations, regulatory agencies have charged the Institutional Animal Care and Use Committees (“IACUC”) with complying with the Animal Welfare Act (“AWA”) and Public Health Service (“PHS”) Policy on Humane Care and Use of Animals. Although fish and other poikilotherms are excluded from the AWA, PHS-supported activities related to any live vertebrate require IACUC review and Institutional Assurance. Due to Znomics’ close relationship with Oregon Health and Science University (“OHSU”), we were able to arrange IACUC review by OHSU for our zebrafish research protocols required for our NIH grant applications. The IACUC approved our fish protocols which apply to the key aspects of handling and care of our fish.

Research and Development

We have incurred expenditures related to research and development in the amount of $17 thousand  for the year ended December 30, 2007, $0 for the year ended December 31, 2006 and $770 thousand for the period from inception (September 13, 2001) to December 31, 2007.  We have also incurred grant expenses, funded by grant revenue, to further the development of the zebrafish genetic library totaling $438 thousand, $746 thousand and $2.0 million for the years ended December 31, 2007 and 2006 and inception (September 13, 2001) to December 31, 2007, respectively.

Employees

As of December 31, 2007, we employed a total of nineteen (19) employees, including sixteen (16) full-time employees, including management, administrative and research staff.   None of our employees were represented by a collective bargaining agreement. We consider our relations with employees to be good and we have not experienced a work stoppage due to labor issues.  We also utilize several consultants; including five (5) Scientific Advisory Board members, who review the feasibility of research and development programs under consideration, provide advice concerning advances in areas related to our technology and aid in recruiting personnel.  All of our scientific advisors are employed by academic institutions or other entities, and may have commitments to, or agreements with, other entities that may limit their availability.

Item 2.   Description of Property

We conduct our operations from our principal office located at 2611 SW Third Ave., Suite 200, Portland, OR 97201. We lease approximately 4,700 square feet of space in this off-campus facility of Oregon Health Science University (OHSU) on a quarter-to-quarter basis for our corporate offices and laboratories. Our rent is approximately $7 thousand per month.   In February 2008, we  entered into a another lease with OHSU for on-campus research and office space to augment our current space by approximately 1,600 square feet, including additional fish tank capacity for a one year period.  We anticipate that this additional space will cost us approximately $4 thousand per month.  We do not have an agreement in place with OHSU for the rental of additional space and there can be no assurance that we will be successful in obtaining additional space on acceptable terms.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceedings.  We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the quarter ended December 31, 2007.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

The Company's authorized capital stock consists of 100,000,000 shares of common stock, $.001 par value per share. The Company has no classes of preferred stock at December 31, 2007.

The Company's common stock trades on the OTC Bulletin Board under the symbol of "ZNOM.OB."  Prior to January 4, 2008, the common stock traded under on the OTC Bulletin Board under the symbol of “PSRI.OB.”  As of February 11, 2008, the closing sale prices of the common stock was $2.90 per share. The following are the high and low sale prices for the common stock by quarter as reported by the OTC Bulletin Board since January 1, 2005.

Fiscal Year Ending December 31, 2006
Quarter Ended	High $	Low $
March 30	0	0
June 30	0	0
September 30	0	0
December 31	0	0

Fiscal Year Ending December 31, 2007
Quarter Ended	High $	Low $
March 30	0	0
June 30	0	0
September 30	0	0
December 31	3.20	2.65

The quotations and ranges listed above were obtained from OTCBB.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders of Our Common Stock
As of December 31, 2007, we had 11,072,560 shares of our common stock issued and outstanding, held by 97 shareholders of record.

Dividends

The Company has not declared, or paid, any cash dividends since inception and does not anticipate declaring or paying a cash dividend for the foreseeable future.

Nevada law prohibits our board from declaring or paying a dividend where, after giving effect to such a dividend, (i) we would not be able to pay our debts as they came due in the ordinary course of our business, or (ii) our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of distribution, to satisfy the rights of any creditors or preferred stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information As of December 31, 2007
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	882,948	$1.10	825,374
Equity compensation plans not approved by security holders
Total	882,948	$1.10	825,374

(a)	Includes 882,948 stock options outstanding as of December 31, 2007.
(b)	No stock rights exist at December 31, 2007.
(c)
Stock options authorized at December 31, 2007 total 1,708,322. Stock options authorized but not yet issued total 825,374 at December 31, 2007.  As a result of the Merger with Znomics Delaware, we assumed The 2001 Znomics, Inc. Stock Incentive Plan (the “Plan”) and the outstanding options under the Plan were converted into options to purchase our common stock, post-merger, on comparable terms as the existing option. The Plan is our only equity compensation plan.

We believe that it is important and beneficial to give employees and key consultants and advisors the opportunity to participate in ownership. Equity compensation, in addition to regular salaries, enables us to attract and retain highly qualified employees, consultants and advisors in an extremely competitive market.

The Plan is administered by the Board of Directors. Each person receiving an option receives an option grant certificate which sets forth the terms and conditions of the option. Options are exercisable for a set period of time not to exceed ten years from the date of the grant, and may be subject to a vesting schedule, becoming incrementally exercisable over a period of time. Options may be exercised only while the recipient is employed or is serving as a director, or within 90 days after termination of an employee’s service unless the person is disabled, in which case all options terminate after one year from the date of the disability or expiration, whichever is greater. Options are not transferable except by will or the laws of descent and distribution.

Options are designated as either “incentive stock options,” as defined in section 422 of the Internal Revenue Code, or “nonqualified stock options,” and are exercisable at a per share price not less than 100% of the fair market value of our Common Stock on the date of grant. Incentive stock options granted to any person with a beneficial ownership of 10% or more of our outstanding shares must be exercisable at a price per share not less than 110% of the fair market value of our Common Stock on the date of grant. The Plan permits, at the discretion of the Board of Directors, the option holder to pay the exercise price of any options with cash, a promissory note, or company securities held by the option holder. The Plan also permits broker-assisted cashless exercises of stock options.

Restricted stock grants are grants of shares to an employee, director or consultant at no cost with a provision that if the grantee quits or is terminated, the shares can be repurchased by us for nominal value. While the grantee holds the shares, they are entitled to receive dividends, if any, and to vote the shares. Until the shares vest, the employee cannot transfer the shares. Either over time or as a result of us or the grantee achieving certain pre-established performance goals, the restrictions are removed and the employee is free to dispose of the shares at market value. The committee will determine whether or not a restricted stock grantee must make a payment to us for all or some portion of the fair market value of the shares covered by the award.

All option numbers and exercise prices have been retroactively adjusted for all forward or reverse stock splits.

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

This Annual Report on Form 10-KSB contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. To the extent that any statements made in this Report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as “expects,” “plans,”

“will,” “may,” “anticipates,” believes,” “should,” “intends,” “estimates,” and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties are outlined in “Risk Factors” and include, without limitation:

·	Our limited and unprofitable operating history;
·	the ability to raise additional capital to finance our activities;
·	legal and regulatory risks associated with the Merger;
·	the future trading of our common stock;
·	our ability to operate as a public company;
·	general economic and business conditions;
·	the volatility of our operating results and financial condition; and
·	our ability to attract or retain qualified senior scientific and management personnel.

The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report on Form 10-KSB.

Information regarding market and industry statistics contained in this Report is included based on information available to us that we believe is accurate. It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis. We have not reviewed or included data from all sources, and cannot assure investors of the accuracy or completeness of the data included in this Report. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We do not undertake any obligation to publicly update any forward-looking statements. As a result, investors should not place undue reliance on these forward-looking statements.

Plan of Operation in the Next 12 Months

Our plan of operation for 2008 is to primarily focus marketing, research and operations efforts to support drug target and lead compound discovery efforts.

In 2008 we plan to pursue licenses with academic or biotechnology partners to secure new disease models, assays and drug compounds developed in their laboratories to strengthen our drug discovery efforts.

We intend to continue mutant fish sales in 2008, although the Company’s marketing and operational emphasis will be drug discovery and collaborative partnerships with pharmaceutical and biotechnology companies.

We also plan to pursue National Institute of Health grants in the future to develop disease models and improve technology further the number of mutant zebrafish lines in the ZeneMark© library.  Due to the timing of the grant application and approval process, it is likely grant revenue for

2008 will be nominal or even zero.

Results of Operations for the Years Ended December 31, 2007 and December 31, 2006

Sales and Revenue
Sales and revenue decreased from $1.0 million to $636 thousand, or 38%, from the year ended December 31, 2007 compared to the year ended December 31, 2006.   The decrease was primarily due to $308 thousand less revenue from National Institute of Health grants in 2007 compared to 2006.  Grant funding from the last grant awarded in 2006 ceased August 31, 2007.
Revenue related to products and services decreased from $274 thousand for the year ended December 31, 2006 to $198 thousand for the year ended December 31, 2007, or $76 thousand (28%).   The decrease was primarily due a decrease of $90 thousand, or 45%, in contract services to Merck in 2007 compared to 2006.  Partially offsetting the decrease was an increase in sales of mutant fish lines of $14 thousand, or 19%, in 2007 over 2006 due to higher unit shipments.

Operating expenses
Operating expenses increased to $1.8 million from $1.1 million, or 67%, from the year ended 2007 compared to 2006.  The increase was primarily due to increases in the cost of products and services, as well as selling, general and administrative expenses, partially offset by a decrease in grant expense.

The cost of products and services increased in 2007 $685 thousand, to $1.0 million, compared to 2006.  The increase in 2007 was due to less grant subsidy, increased salaries due to additional headcount and stock compensation expense.

Grant expense decreased $308 thousand to $438 thousand in 2007, or 41%, compared to 2006 due to the expiration of the National Institute of Health grant in August 2007.

Selling, general and administrative expense increased $337 thousand to $345 thousand in 2007 compared to $8 thousand in 2006.  The increase is primarily due to less grant subsidy, additional headcount and stock compensation expense in 2007 compared to 2006.

Income taxes
No income tax provision is recorded for 2007 or 2006 due to net operating losses and a valuation allowance preventing the recognition of deferred tax benefits.

Liquidity and Capital Resources

As of December 31, 2007, our cash and cash equivalents increased $3.5 million to $3.6 million from $138 thousand at December 31, 2006. The net increase in cash and cash equivalents was primarily due to the $4.3 million net cash from the issuance of common stock in November 2007, $634 thousand in cash used from operations, and $169 thousand of capital expenditures.

The $634 thousand of cash used by operations in 2007 represented a $808 thousand increase in cash used from the $174 thousand of cash provided by operations in 2006. In 2007, we recorded a net cash outflow of $738 thousand from our loss from operations, net of $294 thousand from stock based compensation, $87 thousand from depreciation and $37 thousand from stock warrants.  In 2006, we recorded a net cash outflow of $12 thousand from our net loss of $75 thousand net of depreciation of $63 thousand.  This $808 thousand increase in cash used in 2007 compared to 2006 is primarily due to an increase in net loss of $1.1 million.  The $1.1 million variance in 2007 as compared to 2006 was primarily due to a decrease in revenue of $384 thousand and $695 thousand in increased operating expenses.

At December 31, 2007 our net property plant and equipment balance increased by $83 thousand to $321 thousand, from $238 thousand at December 31, 2006. This increase was due to capital expenditures ($169 thousand), primarily for lab equipment to increase capacity less depreciation expense of $87 thousand.

We anticipate capital expenditures of approximately $300 thousand in 2008, primarily for lab related equipment for our drug discovery business.

We have incurred a net loss of $2.1 million for the period from our inception to December 31, 2007. Our future is currently dependent upon our ability to obtain financing and upon future profitable operations from drug discovery, contracts with pharmaceutical companies and sales of mutant fish lines.

We believe that the approximately $3.6 million in cash and cash equivalents which we had as of December 31, 2007, will provide sufficient liquidity through 2008.  We anticipate that we will likely seek to raise additional equity capital of $8 to $10 million in the fourth quarter of 2008 or first half of 2009 to fund cash used for operating activities.

Off Balance Sheet Arrangements

As of December 31, 2007, there were no off balance sheet arrangements.

Item 7.   Financial Statements

Index to Financial Statements:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm

F-2	Consolidated Statements of Operations – Years Ended December 31, 2007 and 2006 and period from September 13, 2001 (Inception) to December 31, 2007

F-3	Balance Sheets as of December 31, 2007 and 2006

F-4	Statement of Stockholders’ Equity for period from September 13, 2001 (Inception) to December 31, 2007

F-5	Statements of Cash Flows - Years Ended December 31, 2007 and 2006 and period from September 13, 2001 (Inception) to December 31, 2007

F-6	Notes to Consolidated Financial Statements

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Znomics, Inc.
(A Development Stage Enterprise)

We have audited the accompanying balance sheet of Znomics, Inc. (A Development Stage Enterprise) as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and December 31, 2006 and the period from inception September 13, 2001 through December 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Znomics, Inc. (A Development Stage Enterprise) as of December 31, 2007 and December 31, 2006 and the results of its operations and its cash flows for the years ended December 31, 2007 and December 31, 2006 and the period from inception September 13, 2001 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore & Associates, Chartered
Moore & Associates Chartered
Las Vegas, Nevada
February 11, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

ZNOMICS, INC.
(A Development Stage Enterprise)
Statements of Operations ($ in thousands except per share data)
For the Years Ended December 31, 2007 and 2006
and the Period from September 13, 2001 (Date of Inception) to December 31, 2007

	Year Ended December 31, 2007	Year Ended December 31, 2006	September 13, 2001 (Inception) to December 31, 2007

Sales related to products and services	$198	$274	$678
Grant revenue	438	746	2,006
Total sales and revenue	636	1,020	2,684

Operating expenses:
Cost of products and services	1,023	338	1,455
Grant expense	438	746	2,006
Selling, general and administrative	345	8	505
Research and development	17	-	770

Total operating expenses	1,823	1,092	4,736

Loss from operations	(1,187)	(72)	(2,052)

Other income (expense):
Investment income	38	2	47
Interest expense	(5)	(5)	(52)
Other expense, net	(38)	-	(34)

Total other income (expense)	(5)	(3)	(39)

Loss before income tax	(1,192)	(75)	(2,091)
Income tax	-	-	-
Net loss	$(1,192)	$(75)	$(2,091)

Loss per common share data:
Basic	$(0.35)	$(0.05)
Diluted	$(0.35)	$(0.05)

Weighted average common shares outstanding:
Basic and Diluted	3,414,509	1,500,000

The accompanying notes are an integral part of the financial statements.

ZNOMICS, INC.
Balance Sheets  ($ in thousands except per share data)
For the Years Ended December 31, 2007 and 2006

Assets	2007	2006
Current assets:
Cash and cash equivalents	$3,659	$138
Accounts receivable	106	72
Prepaid and other expenses	74	15
Total current assets	3,839	225

Property and equipment, net of accumulated depreciation	321	238

Total asssets	$4,160	$463

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$154	$5
Accrued liabilities	30	113
Deferred grant revenue and expense	-	23
Deferred revenue	460	284
Current portion of long term liabilities	10	17
Total current liabilities	654	442

Long term liabilities:
Capital leases, net of current portion	-	1
Notes payable, net of current portion	-	9
Total long term liabilities	-	10

Total liabilities	654	452

Stockholders' equity:
Convertible preferred stock:
Series A, $0.01 par value; 660,000 shares authorized; 657,405 shares issued and outstanding	-	7
Series B, $0.01 par value, 130,000 shares authorized and 126,675 shares issued and outstanding	-	1
Common stock, $0.001 and $0.01 par value,
100,000,000 and 9,340,000 shares authorized, 11,072,560 and 1,500,000 shares issued and outstanding at December 31, 2007 and 2006, respectively	11	15
Additional paid-in capital	5,625	926

Deficit accumulated during the development stage	(2,130)	(938)

Total stockholders' equity	3,506	11

Total liabilities and stockholders' equity	$4,160	$463

The accompanying notes are an integral part of the financial statements.

ZNOMICS, INC.
Statement of Stockholders' Equity (in thousands)
For the Period from September 13, 2001 (Date of Inception) to December 31, 2007

	Series A convertible preferred stock Shares Amount		Series B convertible preferred stock Shares Amount		Common stock Shares Amount		Additional paid-in capital	Deficit accumulated during develop- ment stage	Total
Balance at September 13, 2001		$-		$-		$-	$-	$-	$-

Issuance of common stock to founders - September 13, 2001					1,500	15			15

Issuance of Series A convertible preferred stock - January 30, 2002	657	7					650		657

Issuance of Series B convertible preferred stock - April 13, 2005			127	1			253		254

Contribution of laboratory equipment							23		23

Net loss								(863)	(863)

Balance at December 31, 2005	657	7	127	1	1,500	15	926	(863)	86

Net loss								(75)	(75)

Balance at December 31, 2006	657	7	127	1	1,500	15	926	(938)	11

Cancellation of preferred and common stock on merger	(657)	(7)	(127)	(1)	(1,500)	(15)			(23)

Issuance of new common stock on merger					11,073	11	4,198		4,209

Issuance of stock warrants							207		207

Stock option valuation							294		294

Net loss								(1,192)	(1,192)

Balance at December 31, 2007	-	$-	-	$-	11,073	$11	$5,625	$(2,130)	$3,506

The accompanying notes are an integral part of the financial statements.

ZNOMICS, INC.
Statements of Cash Flows ($ in thousands)
For the Years Ended December 31, 2007 and 2006
and the Period from September 13, 2001 (Date of Inception) to December 31, 2007

	Year Ended December 31, 2007	Year Ended December 31, 2006	September 13, 2001 (Inception) to December 31, 2007
Cash flows from operating activities:
Net loss	$(1,192)	$(75)	$(2,091)
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	87	63	257
Stock-based compensation charges	294	-	294
Stock warrants, expense	37	-	37
Issuance of stock for licensing and services	-	-	42
Changes in operating assets and liabilities:
Accounts receivable	(34)	(20)	(106)
Prepaid and other expenses	(60)	(6)	(380
Accounts payable	148	4	153
Accrued liabilities	(83)	40	30
Deferred grant revenue and expense	(23)	(116)
Deferred revenue	177	284	461

Net cash provided (used) by operating activities	(649)	174	(961)

Cash flows from investing activities:
Capital expenditures	(169)	(131)	(511)

Net cash used by investing activities	(169)	(131)	(511)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	4,356	-	4,356
Proceeds from issuance of preferred stock	-	-	860
New borrowings	160	-	190
Principal payments, capital leases and notes payable	(177)	(26)	(275)

Net cash provided (used) by financing activities	4,339	(26)	5,131

Net increase in cash and cash equivalents	3,521	17	3,659

Cash at beginning of period	138	121	-

Cash at end of period	$3,659	$138	$3,659

Supplemental disclosures:
Cash paid for interest	$5	$5	$12
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

ZNOMICS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Years Ended December 31, 2007 and 2006
(in thousands except share data)

NOTE A.  THE COMPANY

Znomics, Inc. (the Company) is a biotechnology company possessing proprietary gene mutatgenesis technology used to create a significant mutational library for the zebrafish.  The Company’s focus is to create a capability for in vivo drug discovery and lead compound discovery, develop specialized zebrafish technologies for discovery of new drug targets for human diseases, to partner in the development of environmental toxicology screens and to develop unique reagents for sale to the zebrafish research market.  The Company’s current market is pharmaceutical companies for collaborative contracts and academic research institutions for the sale of reagents.  The Company’s prospective market for drug discovery is large domestic pharmaceutical companies.

The Merger

The Company was formed as a result of a merger agreement entered into on November 5, 2007.  Znomics, Inc., previously a privately held Delaware corporation (“Znomics Delaware”), Pacific Syndicated Resources, Inc., an inactive public company (“PSRI”), and Znomics Acquisition, Inc., a newly formed wholly-owned Nevada subsidiary (“Acquisition Sub”), entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”).  In connection with the closing of this merger transaction, Znomics Delaware merged with and into Acquisition Sub (the “Merger”) on November 6, 2007, with the filing of Articles of Merger with the Nevada and Delaware Secretaries of State.  Subsequently, on November 6, 2007, PSRI merged with Acquisition Sub in a short-form merger transaction under Nevada law and, in connection with this short form merger, changed the name to Znomics, Inc., effective November 6, 2007.

In addition, pursuant to the terms and conditions of the Merger Agreement:

•
Each share of Znomics Delaware common stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive one share of common stock.  As a result, the shareholders of Znomics Delaware received 5,740,849 newly issued shares of common stock.

•	3,253,333 shares of common stock were issued to investors as a result of closing a private offering exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933.

NOTE A.  THE COMPANY (Continued)

•
Outstanding options under the Znomics Delaware stock option plan to purchase 672,346 shares of Znomics Delaware common stock   have been converted into options to purchase 672,346 shares of common stock on the same terms and conditions, including varying exercise prices between $0.41 per share to $1.11 per share and exercise termination dates between June 2015 and September 2017.  The assumed stock option plan allows the issuance of options to purchase a maximum of 2,193,258 shares of our common stock, inclusive of these issuances.

•
Outstanding warrants of Znomics Delaware entitling holders to purchase 65,893 shares of Znomics Delaware common stock were assumed.  These warrants will be converted into warrants to acquire 65,893 shares of common stock.  Of these warrants, 56,131 shares are held at an exercise price of $0.82 per share and exercisable until October 17, 2008 and 9,762 shares are held at an exercise price of $1.50 per share and exercisable until June 30, 2012.  In addition, the Company issued warrants to purchase 227,733 shares of common stock at a price of $1.50 per share to the placement agent in the private offering, as partial payment, in exchange for their services.

•
Following the closing of the merger, in a separate transaction, the former PSRI Chief Executive Officer and sole director and certain other shareholders agreed to cancel and return a portion or all of their PSRI common stock into treasury.  In total, these shareholders retired 4,731,085 shares of common stock.

•	As a result, following these events, there were 11,072,560 shares of the Company’s common stock issued and outstanding at November 5, 2007.

•	The board of directors was reconstituted to consist of Roger D. Cone, Richard A. Sessions, Stephen E. Kurtz, and Dwight A. Sangrey, who prior to the Merger were the directors of Znomics Delaware.

•	Znomics Delaware provided customary representations and warranties and closing conditions, including approval of the Merger by a majority of its voting stockholders.

As of the date of the Merger Agreement and currently, there are no material relationships between the Company and PSRI and affiliates, other than in respect of the Merger Agreement.  All prior operations of PSRI have been ceased effective as of the Merger date.

NOTE B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Merger

The Merger is accounted for as a “reverse merger,” as the stockholders of Znomics Delaware owned a majority of the outstanding shares of common stock following the Merger and controlled the Board of Directors.  Znomics Delaware is deemed to be the accounting acquirer in the reverse merger.  Consequently, the assets and liabilities and the historical operations of Znomics Delaware prior to the Merger are reflected in the financial statements and are recorded at the historical cost basis of Znomics Delaware.  The financial statements include the assets and liabilities of Znomics Delaware and PSRI, the historical operations of Znomics Delaware, and the Company’s operations from the date of the Merger.

Basis of Presentation

As a start-up, the Company has not yet generated significant revenue and its activities have consisted primarily of developing the proprietary gene knock-out technology and building the mutational gene library, raising capital and recruiting personnel.  Accordingly, the Company is considered to be in the development stage as of December 31, 2007 as defined by Statement of Financial Accounting Standards, or SFAS No. 7, Accounting and Reporting by Development Stage Enterprises.

As required for development stage companies, cumulative statements of operations and cash flows from September 13, 2001 (date of inception) through December 31, 2007 have been presented along with the statements of operations and cash flows for the years ended December 31, 2007 and 2006.  These cumulative statements have not been audited in their entirety.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates made by management of the Company include the useful lives of property and equipment, fair value of financial instruments and the assessment of the realizability of its deferred tax assets.

NOTE B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, money market funds, trade receivables and payables. At December 31, 2007, the Company also had leases and notes payable outstanding.  The fair value of the notes is sensitive to fluctuations in the general level of the U.S. interest rates.  Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.

Cash Equivalents

The Company considers all highly liquid debt and other instruments purchased with an original maturity of three months or less to be cash equivalents. These investments include money market funds. At December 31, 2007 and 2006, the Company’s cash equivalents held in a money market fund at US Bank were $3,612 and $0, respectively.

Technology License Agreements

The Company enters into technology license agreements with universities upon their purchase of fish lines.  These agreements typically give the Company the right of first refusal to exclusively license university inventions arising from the use of the fish lines.  The terms of these agreements are usually one year; however, the licensing rights carry forward for multiple years.  Research contract agreements with pharmaceutical companies typically provide the pharmaceutical company with technology licensing rights to discoveries coming out of the contracted work.  The costs of the agreements are expensed to research and development as incurred.  (See Note G)

Revenue Recognition

The Company derives revenues from the sales of reagent mutant fish, collaborations with pharmaceutical companies and research grants.  The Company’s markets during 2007 and 2006 included educational research institutions, pharmaceutical companies and research grant sponsors.  Sales and distribution are executed via internal marketing and sales efforts.

Revenues from the sale of reagent mutant fish are recognized when title passes to the customer.  Customers initially pay for one-half the order.  Deferred revenue is recorded upon receipt of the cash until the title passes to the customer.  (See Notes I and J).

NOTE B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company allows customers to return reagent mutant fish only for warranty reasons within seven days of shipment.    If the Company is unable to replace a reagent mutant fish line returned under warranty, a credit for a warranty return is issued.

Revenues from collaborative research projects with a pharmaceutical company are recognized when earned.

Revenues from grant sponsors are recognized when earned according to the contract.  Grant expenses are identified and classified to each specific grant.

Accounts Receivable

Receivables are carried at their estimated collectible amounts.  Accounts are periodically evaluated for collectibility based on past credit history with customers and their current financial condition and are written off when deemed to be uncollectible.  No allowance for doubtful accounts is recorded when management expects all receivables to be collected.

Property and Equipment

Property and equipment is recorded at cost.  Donated equipment, for which a fair value is readily determinable, is recorded at its fair value.  Depreciation is computed using the straight-line method over the estimated useful life from two to ten years.  Repairs and maintenance costs are expensed as incurred.  At the time of retirement or other disposal of equipment, the cost and related accumulated depreciation are removed from their respective accounts and any resulting gain or loss is included in operations.

Impairment of Long-Lived Assets

The Company periodically evaluates the recoverability of long-lived assets.  If expected future undiscounted cash flows exceed the carrying amount of the asset, no impairment is recognized.  No impairment losses were recorded from the period September 13, 2001 (date of inception) to December 31, 2007.

Research and Development

Research and development costs are charged to expense as incurred.

NOTE B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period.  Diluted net income (loss) per share is calculated by dividing net income (loss) for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares (“dilutive securities”) that were outstanding during the period.  Dilutive securities include options granted pursuant to the Company’s stock option plan and stock warrants.

Income Taxes

The Company accounts for income taxes using the asset and liability method of accounting for income taxes.  Under this approach, deferred income taxes are calculated for the expected future tax consequences of temporary differences between the book and tax bases of the Company’s assets and liabilities.  Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Impairments of Long-lived Assets

Long-lived assets, such as property, plant, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined by reference to market prices or through discounted cash flow analysis, depending on the asset.

Stock-Based Compensation

The Company has a stock-based employee compensation plan, which is described in Note F.  The Company accounts for rights under these plans under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. SFAS No. 123(R) requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors.  The compensation expense for the Company’s stock-based payments is based on estimated fair values at the time of the grant.

NOTE B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Consistent with SFAS No. 123, SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model.  These option pricing models involve a number of assumptions, including the expected lives of stock options, the volatility of the public market price for the Company’s common stock and interest rates.  The Company is using the Black-Scholes option pricing model.  Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that are ultimately expected to vest.

The following table summarizes the average estimates the Company used in the Black-Scholes option-pricing model during 2007 to determine the fair value of employee stock options granted during the year:

Risk free interest rate	4.1%
Expected life in years	8.4
Expected dividend yield	0.0%
Expected volatility	49.0%
Estimated annualized forfeiture rate	0.0%

The Company determines its risk-free rate assumption based upon the U. S. Treasury yield for obligations with contractual lives similar to the expected lives of the Company’s option grants.  The expected life represents the weighted average period the options are expected to remain outstanding, based upon historical experience.  The dividend yield assumption is based on the Company’s historical and anticipated dividend distributions.  The expected volatility is based upon a blend of the historical stock price volatility of public companies with a similar business.  Forfeitures are estimated based upon historical experience.  Based upon these assumptions, the Company has estimated the per share weighted-average grant fair value of its options granted during 2007 at $1.45.

The table below summarizes the stock-based compensation expense:

Year Ended December 31, 2007
Cost of sales and services	$199
General and administrative	95

Total stock-based compensation expense included in loss from operations	$294

NOTE B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

There was no stock-based compensation expense related to employee stock options recognized in the Company’s financial statements for 2006 based upon the assumptions and liquidation preferences of the preferred stock outstanding.

Recent Accounting Pronouncements

SFAS 155 Accounting for Certain Hybrid Financial Instruments
Amends FASB Statements No. 133 and No. 140, which permits fair value remeasurement for hybrid financial instruments containing embedded derivatives and clarification of requirements, concentrations of credit risk and prohibitions.  Effective for periods beginning after September 15, 2007.

SFAS 156 Accounting for Servicing of Financial Assets
Amends FASB No. 140 and clarifies requirements for accounting for mortgage servicing assets and servicing liabilities and the use of derivative instruments to mitigate the risks inherent in such activities.  Effective for periods beginning after September 15, 2007.

SFAS 157 Fair Value Measurements
Defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements but does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company will adopt SFAS No. 157 effective January 1, 2008.

SFAS 159 The Fair Value Option for Financial Assets and Financial Liabilities Under SFAS No. 159 entities will have the option to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value.  This statement expands the use of fair value measurement and applies to entities that elect the fair value option at a specified election date. SFAS 159 is effective for fiscal years beginning after November 15, 2007.

Adoption of these pronouncements is not expected to have a material effect on the Company’s financial statements.

NOTE C.  ACCOUNTS RECEIVABLE

The Company’s accounts receivable consist of the following:

	December 31
	2007	2006
Receivable for fish lines	$100	$72
Receivable - Harvard	5	-
Other	1	-

	$106	$72

The Company expects to receive full payment of its receivables and, therefore, has not recorded an allowance for doubtful accounts.

NOTE D.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Useful Lives	December 31, 2007 2006
Compound Library	3 years	$17	$-
Office equipment	2-3 years	91	47
Laboratory equipment	3-5 years	366	257
Donated laboratory equipment	2-5 years	23	23
Equipment under capital leases	5 years	40	40

		537	367
Less accumulated depreciation		(216)	(129)

Property and equipment, net		$321	$238

Depreciation expense was $87 and $63 for the years ended December 31, 2007 and 2006, respectively.  For 2007, the $87 in depreciation expense was classified in the statement of operations to grant expense.  In 2006, the $63 depreciation expense was classified in the statement of operations as $33 to cost of products and services and $30 to grant expense.  Accumulated depreciation on equipment under capital leases was $30 and $24 at December 31, 2007 and 2006, respectively.

NOTE E.   STOCKHOLDERS’ EQUITY

Common stock

On September 13, 2001, the Company issued 1,500,000 shares of common stock at $0.01 par value to the founders of the Company in exchange for services provided, including the development of a business plan and management of the company.

Convertible preferred stock

Series A

Under its Amended Articles of Incorporation, the Company was authorized to issue an additional 8,500,000 shares for a total of 10,000,000 shares of stock, of which 660,000 shares was designated Series A convertible preferred stock.  On January 30, 2002, the company sold 630,000 shares of Series A preferred stock at $1.00 per share, the issue price.  In addition, the Company issued 15,625 shares of Series A preferred stock to Oregon Health and Sciences University for a one-year technology license and 11,780 shares of Series A preferred stock to founders to reimburse expenses incurred

NOTE E.  STOCKHOLDERS’ EQUITY (Continued)

on behalf of the Company.

Series B

Under its Second Amended Articles of Incorporation, the Company was authorized to issue 10,000,000 shares (no change in total number of shares) of stock, of which 790,000 shares (an additional 130,000 shares) was designated convertible preferred stock as follows:

Series A	660,000 shares
Series B	130,000 shares

The Company executed a convertible bridge loan offering in December 2003 in which the purchasers received the following in exchange for cash in the amount of $230,000:

Convertible secured promissory note with interest at 8.0% per annum to be repaid as of the maturity date of January 31, 2005 or the principal plus interest to be converted into Series B convertible preferred stock at $2.00 per share upon the next financing or upon the option of the holders.  The holders of the notes were granted a security interest in all of the Company’s current and future personal property and general intangibles in which the Company has any right, title or interest.  The holders of the notes were granted a stock purchase warrant to purchase a certain number of shares of common stock at $2.00 per share before the end of November 30, 2008.

Effective February 1, 2005, the convertible bridge loan conversion to series B preferred stock was completed at a conversion price of $2.00 per share for a total of 126,665 shares.  Interest due Series B shareholders was converted into shares and interest expense of $23,350 was recorded as part of the conversion.

Rights and preferences of preferred stock

Dividends.  Holders of Series A and B preferred stock are entitled to receive dividends at a rate of 6% per annum when declared by the Board of Directors and payable in cash or common stock.  Series A preferred stockholders receive preference in any declaration of dividends.  The dividends are not cumulative and no dividends have been declared in the period from September 13, 2001 (date of inception) to December 31, 2006.

NOTE E.   STOCKHOLDERS’ EQUITY (Continued)

Liquidation preference.  Upon liquidation, dissolution, winding up or qualified consolidation or merger of the Company, whether voluntary or involuntary, each stockholder will receive an amount equal to the issue price plus any declared but unpaid dividends.  If the assets and funds to be distributed are insufficient to pay the full amount due, all available assets shall be distributed ratably to the stockholders in the following preferential order:  Series A preferred stockholders to receive senior rank in liquidation order.  Series B preferred stockholders rank junior to Series A but senior to common or any other capital stockholders.

Voting.  Each preferred stockholder receives a number of votes equal to the number of whole shares of common stock into which the shares of Series A and Series B preferred stock are convertible.

Conversion rights.  Each share of preferred stock is convertible, at the option of the holder, into the number of shares of common stock as is determined by dividing the issue price by the conversion price in effect at the time and is subject to an anti-dilution adjustment if the company issues additional common stock at less than the conversion price in effect.   No fractional shares will be issued on conversion and all converted stock is to be retired and not reissued.  The Company must keep available enough common stock to cover conversion of all outstanding preferred stock.  All preferred stock will be automatically converted upon issuance of a qualified initial public offering.

As a result of the November 5, 2007 Merger (see Note A), the common stock, Series A and B preferred stock of Znomics Delaware were converted into common stock of the Acquisition Sub.  The Acquisition Sub was then renamed Znomics, Inc.  At December 31, 2007, common stock is the only stock issued and outstanding.

NOTE F.  STOCK OPTIONS AND WARRANTS

The Company has a Stock Incentive Plan to promote the Company’s long-term growth and profitability by awarding incentives to employees, officers, directors and consultants.  The plan permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards or other stock-based awards.  The Board of Directors has authorized up to 1,708,322 shares to be issued under the stock option plan.  To date grants have consisted primarily of incentive stock options (ISOs) but non-employees receive non-qualified options.

The options expire on the last business day prior to the tenth anniversary of the grant award date, currently 2012 to 2017, unless fully exercised or terminated earlier.  The options vest and become exercisable either 25% on the award date and 25% ratably thereafter, or, vest ratably commencing one year from the award date.  The options vest over periods of three to five years.

NOTE F.  STOCK OPTIONS AND WARRANTS (Continued)

The Company has warrants outstanding which are convertible into common stock. In 2007, 237,495 warrants, expiring in 2012 and exercisable at $0.82 to $1.50 per share, were granted.  Included in the 2007 grants were 227,733 warrants, exercisable at $1.50 per share, granted to placement agents in the Company’s November 2007 private placement as a partial fee.

The Board of Directors approved a repricing of the exercise price, and an additional grant of outstanding stock options and warrants, to existing stock option and warrant holders effective as of the November 2007 merger date.  The exercise prices were adjusted to approximately 41% of the original exercise price.  The original number of options were increased approximately 2.4 times, resulting in 410,571 additional stock options and 33,131 warrants granted.

The following schedules present stock options and warrants awarded and unexercised for the years ended December 31, 2007 and 2006:

	Number of Options Warrants		Exercise Price per Share

Outstanding at December 31, 2005	212,500	23,000	$1.00 – 2.25
Granted	32,500	-	2.50
Exercised	-	-
Expired	-	-
Forfeited	(20,000)	-

Outstanding at December 31, 2006	225,000	23,000	0.82 – 2.50
Granted	296,189	237,495	1.00 – 2.80
Repriced	410,571	33,131	0.41-1.15
Exercised	-	-
Expired	-	-
Forfeited	(48,812)	-	0.98

Outstanding at December 31, 2007	882,948	293,626	$0.41 – 1.50

No stock options or warrants have been exercised to date.

NOTE G.  RESEARCH AND DEVELOPMENT

The Company is a party to certain contracts and has received grants under which it is obligated to perform research and development activities.  Under the terms of certain agreements, the Company received fees for providing research and development services.  The Company also received federal grants to fund research and development costs for its library database.

The following schedule summarizes certain information with respect to research and development contracts and grants for the years ended December 31, 2007 and 2006:

	2007	2006
Research expenses paid by contracts	$110	$338
Research expenses paid by grants	$383	$746
Costs charged to operations	$17	$-

NOTE H.  ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31, 2007 2006
Payroll liabilities	$23	$19
Accrued vacation	$7	$10
Legal fees payable	-	84

	$30	$113

NOTE I.  DEFERRED REVENUE

In 2006 the Company entered into a contract agreement to provide 1,000 fish line products to Harvard University for a total of $450.  One-half, or $225, was  received, including a nonrefundable portion of $50, by the Company in 2006.  No deliveries were made to Harvard until 2007, resulting in deferred revenue at December 31, 2007 and 2006 of $221 and $225, respectively.

The Company requires at least a 50% cash deposit on its other sales orders of fish line products to all other customers.  These cash deposits are recorded as deferred revenue and subsequently recognized as current revenue as delivery of the orders are made.  Cash deposits on undelivered fish line product orders recorded as deferred revenue at December 31, 2007 2006 totaled $240 and $59, respectively.

NOTE J.   DEFERRED GRANT REVENUE AND EXPENSE

The Company has received grant monies from the National Institute of Health (NIH) to fund the costs and expenses associated with the generation of a zebrafish insertional mutation library.  The grants are cost support grants for specific project periods only.  Funding dollars unutilized at the end of the grant period may be carried over into future periods with the consent of the NIH.  In 2006 the Company received supplemental NIH funding for the grant, extending the period of performance to August 31, 2007.

As of the year ended December 31, 2006, the Company had received grant funds in excess of recorded, uncapitalized expenses in the amount of $140.  As of the year ended December 31, 2007, the company had expended all its grant funds.

NOTE K.  INCOME TAXES

The provision (benefit) for income taxes differs from the amount of income tax determined by applying the statutory federal rate to pretax income as a result of the following differences:

	December 31
	2007		2006
Tax computed at the federal statutory rate		$(405)	$(25)
State income taxes, net of federal benefit		(58)	(5)
Stock-based compensation		99	-
Permanent differences and other		13	-
Change in valuation allowance		351	30

Income tax provision	$		$-

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Significant components of the deferred tax assets are as follows:

NOTE K.  INCOME TAXES (Continued)

	December 31
	2007	2006
Deferred tax assets:
Accrued expenses and other	$182	$133
Net operating loss carryforwards	563	250
Valuation allowance	(712)	(361)
Total deferred tax assets, net of valuation allowance	33	22
Deferred tax liabilities:
Fixed assets	33	22

Net deferred tax assets	$-	$-

Valuation allowance of $712 and $361 at December 31, 2007 and 2006, respectively, has been recorded to offset net deferred tax assets as the Company is unable to conclude that it is more likely than not that such deferred tax assets will be realized.

At December 31, 2007, the Company has federal, state, and local net operating loss carryforwards of approximately $1,373, $1,390, and $761, respectively, which begin to expire in 2024, 2019, and 2009, respectively.

Utilization of net operating losses, credit carryforwards, and certain deductions may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions.  The tax benefits related to future utilization of federal and state net operating losses, tax credit carryforwards, and other deferred tax assets may be limited or lost if cumulative changes in ownership exceeds 50% within any three-year period.  Additional limitations on the use of these tax attributes could occur in the event of possible disputes arising in examinations from various taxing authorities.  Currently, the Company is not under examination.

FIN 48 Disclosure

In June 2006, the FASB issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 (“FIN 48”).  FIN 48 establishes a single model to address accounting for uncertain tax positions.  FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

NOTE K.  INCOME TAXES (Continued)

The Company adopted the provisions of FIN 48 on January 1, 2007.  As of the date of adoption, the Company had no unrecognized tax benefits.  The adoption of FIN 48 did not result in an adjustment to retained earnings.  The Company will recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.  The Company has recognized no interest or penalties upon the adoption of FIN 48.  The Company does not expect any significant increases or decreases to its unrecognized tax benefits within twelve months of this reporting date.

The Company is subject to U.S. federal and Oregon state income tax.  The Company is no longer subject to U.S. federal or Oregon income tax examinations for years before 2004.  However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward amount.

The Company is not currently under Internal Revenue Service (IRS) or Oregon tax examinations.

At January 1, 2007, the Company had net deferred tax assets of $22 .  A significant component of the Company’s deferred tax assets are federal and state tax net operating loss (“NOL”) carryfowards.  Due to uncertainties surrounding the Company’s ability to generate sufficient future taxable income to realize these assets, a full valuation has been established to offset its net deferred tax asset. Additionally, the future utilization of the Company’s NOL carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.  Until the Company has determined whether such an ownership change has occurred, and until the amount of any limitation becomes known, no amounts are being presented as an uncertain tax position in accordance with FIN 48.  The Company believes that the amount subject to limitation could be significant.  Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

NOTE L.  LONG TERM DEBT

December 31, 2007 2006
Loan from Washington Mutual Bank for a fish tank system payable in monthly principal installments of $833 plus computed interest at a variable rate adjusted daily of the prime rate plus 2% maturing January 1, 2009, guaranteed by two officers	$9	$19

Following are maturities of long-term debt :

2008	$9
2009 and thereafter	-

$9

NOTE M.  CAPITAL LEASE COMMITMENTS

The Company leases laboratory and communication equipment under the following capital leases:

	December 31, 2007 2006
Capital lease from US Filter for a pump system and maintenance contract payable in monthly installments of $211 maturing December 31, 2007 with $1 buyout, secured by the equipment.	$-	$2

Capital lease from Beckman Coulter for a centrifuge payable in monthly installments of $687 maturing May 15, 2007 with $1 buyout, secured by the equipment.	-	3

Capital lease from Integra for an NEC telephone system payable in monthly installments of $183 maturing May 2008 with $1 buyout, secured by the equipment.	1	3

	$1	$8

NOTE M.  CAPITAL LEASE COMMITMENTS (Continued)

Following are maturities of capital leases:

2008	$1
2009 and thereafter	-

$1

In February 2006, the Company transferred the lease and all rights and obligations of a DNA Sequencer to the Molecular MD Company, eliminating a capital lease obligation of $82.  As part of the lease transfer agreement, the Company retained certain rights to use the equipment at no additional cost until March 1, 2008.  The estimated value of these equipment usage rights at the time of the transfer was $7 and there were no remaining rights as of December 31, 2007.

NOTE N.  OPERATING LEASE

The Company leases office and laboratory facilities under an operating lease.  The term of the lease is quarter-to-quarter.  Rent expense for the years ended December 31, 2007 and 2006 was $71 and $54, respectively.

NOTE O.  BANK LINE OF CREDIT

The Company has a $250 bank line of credit available from US Bank until August 21, 2008.  The line of credit interest rate is prime plus 1%.  The line of credit is personally guaranteed by three of the Company’s Directors and Officers, the Chairman of the Board, Chief Executive Officer and President.  There was no balance outstanding on the line of credit at December 31, 2007.

NOTE P.  RELATED PARTY TRANSACTIONS

The Chief Executive Officer has agreed to work for the Company on a part-time consulting basis without benefit of a salary.  Consulting expense of $12 in 2007 and 2006 was paid and no amounts have been accrued for unpaid salary at December 31, 2007 and 2006.

A Director, Stephen Kurtz, served as Manager of Marketing and Product Development on a part-time basis for a salary of $22 and $11 in 2007 and 2006, respectively.  He has been promoted to Director of Operations effective March 1, 2008.

The Chief Executive Officer and President personally guaranteed the loan from Washington Mutual Bank to purchase the fish tank system.  (See Note L)

NOTE Q.  SUBSEQUENT EVENTS

In February 2008, the Company  entered into another lease, for a one year period, with OHSU for on-campus research and office space.  The additional space will cost  approximately $4 per month, or $52 annually.  The approximately 1,600 square feet of laboratory, fish facility and offices will support the Company’s drug discovery operations.  As of January 8, 2008, the Company has an order backlog for sales of 363 mutant fish lines.  The order backlog totals approximately $372.  It can take an extended period of time, up to six months or more, to operationally complete and ship a mutant fish line.

The Company’s Board of Directors has approved the implementation of a qualified retirement plan under Section 401(k) of the Internal Revenue Code covering all employees.  The Company’s contribution, to commence January 2008, will be 3% of employee compensation and will immediately vest.  The Company may, at the discretion of its Board of Directors, make additional contributions on behalf of the plan participants.  Participants in the plan may defer up to the maximum annual amount allowable under IRS regulations.  The plan is expected to be completed in the first quarter of 2008.

NOTE R. RECLASSIFICATIONS

Certain reclassifications of prior year amounts have been made to conform to the 2007 presentation.

Item 8.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

As previously reported on Form 8-K first filed December 11, 2007, as amended December 18, 2007, and January 10, 2008, Dale Matheson Carr-Hilton Labonte, LLP, the independent registered public accounting firm who had been engaged as the principal accountant to audit the Company’s financial statements, was dismissed effective December 7, 2007. On December 7, 2007, the Board of Directors of the Company approved the engagement of Moore & Associates, Chartered, Independent Registered Public Accounting Firm, as the new independent registered public accounting firm.

The decision to change the Company’s independent registered public accounting firm from Dale Matheson Carr-Hilton Labonte, LLP, to Moore & Associates, Chartered, Independent Registered Public Accounting Firm, was approved by the Board of Directors of the Company.

The Dale Matheson Carr-Hilton Labonte, LLP reports on the Corporation’s financial statements for the years ended May 31, 2006 and ended May 31, 2007 did not contain adverse opinions or disclaimers of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principle, except as follows:

1.	The audit reports for the years ended May 31, 2006 and May 31, 2007 contained an uncertainty about the Company’s ability to continue as a going concern.

During the year ended May 31, 2007 and through December 7, 2007, there have been no disagreements with Dale Matheson Carr-Hilton Labonte, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Dale Matheson Carr-Hilton Labonte, LLP, would have caused it to make a reference to the subject matter of the disagreements in its reports on the Corporation’s financial statements for such years. During the year ended May 31, 2007 and through November 28, 2007, there were no “reportable events”, as described in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal years for the Company ended May 31, 2006 and May 31, 2007, the Company did not consult Moore & Associates, Chartered, regarding any of the matters outlined in Item 304(a)(2) of Regulation SB.

Our auditors issued an unqualified opinion for 2007.  We believe that the approximately $3.6 million in cash and cash equivalents which we had as of December 31, 2007, will provide sufficient liquidity through 2008.  We anticipate that we will likely seek to raise additional equity capital of $8 to $10 million in the fourth quarter of 2008 or first half of 2009 to fund cash used for operating activities.

Item 8A.  Controls and Procedures

Management’s Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting.   Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2007 as the result of a material weakness.   The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.   The Company had the following significant deficiencies at December 31, 2007:

•	The financial statement closing process lacked adequate prevent controls including timely general ledger account reconciliation.
•	No stock compensation accounting processes existed.

Remediation of Material Weakness
We have implemented and will continue to implement changes to our processes to improve our internal control over financial reporting. The following steps have been taken subsequent to December 31, 2007, or are planned for the first quarter of 2008, to remediate the conditions leading to the above stated material weaknesses:

Remediation Efforts on the Internal Controls Surrounding the Financial Statement Closing Process

•	Use of standard general ledger entries.
•	Creation of procedures for subsidiary accounting system cut-off.
•	Use of a disclosure control checklist.
•	Completion of timely general ledger reconciliations in standard form.

Remediation Efforts on the Internal Controls Surrounding Stock Compensation Accounting

•	Use of an independent consultant to establish tools for use of the Black-Scholes valuation model and review of management analysis and assumptions.
•	Improvement of detail stock option activity records.

Changes In Internal Control Over Financial Reporting

The following changes in internal control over financial reporting occurred during the fourth quarter of 2007:

•	A Chief Financial Officer was hired during November 2007 experienced in internal control environment evaluation and improvement.
•	A fixed asset accounting software was implemented automating a previously manual process.
•	A Disclosure Control Committee was formed to ensure all business events are communicated timely.
•	Certain steps to further the segregation of duties were implemented.
•	Improvements in documentation of accounting transactions were implemented.

Limitations on the Effectiveness of Internal Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth the names of our current directors and executive officers, their ages as of February 15, 2008 and their present positions.

Name	Age	Position Held with the Company
Dwight A. Sangrey	67	Chairman of the Board of Directors
Richard A. Sessions	68	Director, Chief Executive Officer
Roger D. Cone	50	Director, President and Chief Scientific Officer
Stephen E. Kurtz	51	Director, Director of Operations
Kerry D. Rea	49	Chief Financial Officer

Set forth below is a brief description of the background and business experience of our significant employees, executive officers and directors.

Roger D. Cone, Ph.D . is a co-founder of the Company and has served as a Director, President and Chief Scientific Officer since 2001. Dr. Cone is currently Director of the Center for the Study of Weight Regulation and a Senior Scientist at the Vollum Institute at OHSU in Portland, Oregon, and devotes approximately 20 percent of his time and effort to our business. Dr. Cone was also a co-founder of Northwest NeuroLogic, along with Mr. Sessions. He has served as a scientific advisory board member to Neurocrine Biosciences, Lexicon Genetics and Trega Biosciences, and is a current scientific advisor to the public biopharmaceutical company, Mannkind Corporation. He has authored over 130 publications in the field of neuroendocrinology and obesity, and is the recipient of national and international awards for his research in this area. Dr. Cone earned his B.A., summa cum laude, in Biochemistry from Princeton University, where he graduated Phi Beta Kappa, and his Ph.D. in Biology from the Massachusetts Institute of Technology (MIT).

Richard A. Sessions, M.B.A. is a co-founder of the Company and has served as a Director and its Chief Executive Officer on a consulting basis since 2001. Mr. Sessions brings extensive experience in research management to the Company. He co-founded Northwest NeuroLogic and served as its Chief Executive Officer from 1993 to 1996. From 1990 to 2001 he served as Administrative Director of the privately endowed ($40 million) Vollum Institute at OHSU. Prior to that he spent nineteen years in engineering and medical research management at UCLA, including positions as the Executive Officer of the UCLA School of Engineering and Applied Sciences and Administrative Director of the School of Medicine’s Center for Ulcer Research and Education. Mr. Sessions holds a B.A. from California State University, Fresno, an M.S.W. from the University of Southern California and an M.B.A. from the UCLA Graduate School of Management.

Stephen E. Kurtz, Ph.D . is a co-founder of the Company and is to serve as Director of Operations effective March 1, 2008.  Dr. Kurtz is our Corporate Secretary and a Director  He served part time as its Manager of Marketing and Product Development since 2006.. He is also presently employed as a researcher at the Veteran’s Administration Hospital in Portland, Oregon. He served full time as a Senior Scientist of the Company in 2002. He was previously Chief Scientific Officer at Northwest NeuroLogic. From 1992 to 1997 Dr. Kurtz was a Senior Scientist in the Department of Microbial Molecular Biology at the Bristol-Myers Squibb Research Institute, Princeton, New Jersey. Dr. Kurtz received his B.A. in Biology from Brown University, and his Ph.D. in Molecular Genetics and Cell Biology from the University of Chicago.

Dwight A. Sangrey, Ph.D., P.E . is a co-founder of the Company and has served on the Board of Directors since its inception in 2001 and as Chairman since 2007. He has over 40 years of experience in management, engineering, higher education and public policy. Practicing experience includes more than 30 years in project management or more senior responsibilities, including 10 years as Division or Chief Operating Officer and 12 years as Chief Executive Officer. Dr. Sangrey has been involved for more than 25 years in the process of developing viable businesses based on technology research and the leadership of university/industry/government economic development organizations. He has served as a member of the Board of Directors of 10  corporations, including two public companies, Precision Castparts Corp. (PCP) and Northwest Natural Gas Company (NWN). He is the author of more than 120 technical publications. Dr. Sangrey has a Ph.D. in engineering from Cornell University.

Kerry D. Rea,  has served as Chief Financial Officer since November 2007.   Mr. Rea was a consultant from 2006 to November 2007. From 2004 to 2006 he served as Vice-President and Controller of AccessLine Communications, serving in various consulting roles from 2003 to 2006. From 1997 to 2002 he was Vice President of Finance and Vice President and Controller for Electric Lightwave. Mr. Rea has been a CPA with two public accounting firms, holding a Bachelor of Science of Business Administration from Oregon State University and a Masters of Taxation from Portland State University.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To  the best of our knowledge, during the past five years, none of the following  occurred  with  respect  to a present or former director, executive officer, or  employee: (1) any bankruptcy petition filed by or against any business  of which such person was a general partner or executive officer either at  the  time  of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal  proceeding  or  being subject to a pending criminal proceeding  (excluding  traffic  violations and other minor offenses); (3) being subject  to  any order, judgment or decree, not subsequently reversed, suspended or  vacated,  of  any  court  of  competent  jurisdiction,  permanently  or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in  any  type of business, securities or banking activities; and (4)

being found by  a  court  of  competent  jurisdiction  (in  a  civil action), the SEC or the Commodities  Futures  Trading  Commission  to  have  violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

The Audit Committee is served by Dwight A. Sangrey as Chairman and Stephen E. Kurtz.  Currently no written Audit Committee charter exists.  The Audit Committee approves the selection of our independent accountants and interacts with the independent accountant to discuss issues related to financial reporting.  In addition, the Audit Committee reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountant our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor.

Section 16(a) Beneficial Ownership Reporting Compliance

To the best of our knowledge, no officer, director or beneficial owners of more than ten percent of our common stock failed to timely file reports required by Section 16(a) during the most recent fiscal year or prior years.

Code of Ethics Disclosure

As of December 31, 2007, we have not adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our management believes that the size of our company and current operations at this time do not require a code of ethics to govern the behavior of our sole officer. We anticipate that we will adopt a code of ethics once we are in a position to do so.

Item 10.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended December 31, 2007 and 2006.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary (1)	Bonus	Stock Awards	Option Awards (2)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All other Compensation (3)	Total
Richard Sessions	2007							$12,000	$12,000
Chief Executive Officer	2006
Roger Cone	2007
President and Chief Science Officer	2006
Kerry Rea	2007	$21,288			$79,986				$101,274
Chief Financial Officer	2006
Stephen Kurtz	2007	$21,700							$21,700
Secretary and Director of Operations	2006	$10,717							$21,700

(1)	Roger Cone serves on an approximate 20% part-time basis and has agreed to do so without compensation.

(2)	Amounts reflect the expense recognized for accounting purposes calculated in accordance with SFAS 123R.

Assumptions used in calculating expense as required by SFAS 123R are described in Note B to our Consolidated Financial Statements included in our 2007 Form 10-KSB. Additional details regarding the terms of awards under the Stock Option Plan are described in the following table “Outstanding Equity Awards at Fiscal Year-End.”
Mr. Rea’s options are exercisable ratably over 5 years on the option anniversary date, beginning on 12/14/08.

(3)	Richard Sessions received $12,000 as consulting fees in 2007 and 2006 based upon a verbal agreement approved by the Board of Directors.

Narrative Disclosure to the Summary Compensation Table

We do not have employment contracts with any of our executive officers.  During the period ended December 31, 2007, we paid our CEO, Mr. Sessions, a consulting fee of $12,000 based upon a verbal agreement approved by the Board of Directors.

Stock Option Grants

During the fiscal year ended December 31, 2007, Mr. Rea received a stock option award valued at $79,986, consisting of options to acquire 100,000 shares of our common stock at an average exercise price of $1.50 per share.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have Not Vested (#)	Market Value of Shares or Units of Stock that have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have Not Vested ($)

Richard Sessions	73,218			$0.82	7/2/2015
Richard Sessions	48,812			$0.92	7/3/2015
Kerry Rea	-	100,000(1)		$1.50	12/14/2017

(1) Options vest as follows: one-fifth annually on December 14, 2008, 2009, 2010, 2011 and 2012.

Compensation of Directors

The table below summarizes all compensation of our directors as of December 31, 2007.

DIRECTOR COMPENSATION
Name	Fees Earned or paid in cash(1)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All other Compensation	Total
Richard Sessions	$-						$-
Roger Cone	$-						$-
Stephen Kurtz	$-						$-
Dwight Sangrey	$-						$-

Narrative Disclosure to the Director Compensation Table

Our directors are not compensated for their service in that role.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class (3)

Roger Cone (4)	909,428	8.2%
Richard Sessions (5)	896,916	8.1%
Stephen Kurtz (6)	762,645	6.9%
Dwight Sangrey	744,340	6.7%
Kerry Rea	-	-
5 Officers and Directors as a Group-Total	3,313,329	29.9%

Wenbiao Chen	732,138	6.6%
5% Shareholders-Total	732,138	6.6%

(1)
The following table sets forth certain information regarding beneficial ownership of our common shares as of February 15, 2008, by (i) each person or entity who is known by us to own beneficially more than 5% of our common shares, (ii) each of our directors, (iii) each of the named executive officers listed in the Summary Compensation Table on page (state page number), and (iv) all our directors and executive officers as a group.

(2)	Includes shares issuable upon exercise of currently vested stock options and stock options that will vest within 60 days of February 15, 2008, as follows: Roger Cone, 12,000, Richard Sessions, 125,630, Stephen Kurtz, 24,406, and all officers and directors as a group, 162,036.
(3)	All percentages are based on 11,072,560 shares issued and outstanding as of February 15, 2008.
(4)	Includes a warrant to purchase 12,215 shares that is exercisable at $0.82 per share.
(5)	Includes options to purchase 73,214 shares of Common Stock and a warrant to purchase 3,666 shares of Common Stock at an exercise price of $0.82 per share and an option to purchase 48,809 shares of Common Stock at an exercise price of $0.9220 per share, all of which are vested.
(6)	Includes options to purchase 24,405 shares at an exercise price of $0.82 per share, all of which are vested.

Item 12.   Certain Relationships and Related Transactions

The Company has a $250 thousand bank line of credit available from US Bank until August 21, 2008.  The line of credit interest rate is prime plus 1%.  The line of credit is personally guaranteed by three of the Company’s Directors and Officers, Dwight Sangrey, Chairman of the Board, Richard Sessions, Director and CEO and Roger Cone, President and Chief Scientific Officer.

The Company has a loan from Washington Mutual Bank maturing in January 2009.  The loan has $9 thousand outstanding at December 31, 2007 and an interest rate of prime plus 2%.  The loan is guaranteed by Richard Sessions, Chief Executive Officer and Director and Roger Cone, President, Chief Scientific Officer and Director.

Item 13.   Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
10.1	Research and License Agreement, dated November 15, 2005(2)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 14, 2006.  On November 6, 2007, we further amended our articles and bylaws solely to reflect the change in the Company’s name to “Znomics, Inc.”

(2)	Certain portions of this Exhibit have been omitted pursuant to a request for confidential treatment and those portions have been filed separately with the SEC.

Item 14.   Principal Accountant Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditors in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2007 (1)	$11,500	$0	$0	$0
2006 (2)	$21,000	$0	$0	$0

(1)	2007 audit services billed by Moore & Associates, the Company’s current independent auditor.
(2)	Includes $15,000 billed by Moore & Associates, the Company’s current independent auditor and $6,000 billed to PSRI by Dale Matheson Carr-Hilton Labonte, LLP.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Znomics, Inc.

By:	/s/Richard A. Sessions
Richard A. Sessions Chief Executive Officer
February 27, 2008

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/Kerry D. Rea
Kerry D. Rea Chief Financial Officer
February 27, 2008