Form 10-Q
period 2008-03-31
Znomics, Inc.
filed 2008-05-13
CIK 1371473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-136372

Znomics, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0417389
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2611 SW 3rd Avenue, Suite 200 Portland, OR 97201
(Address of principal executive offices)

(503) 827-5271
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. [ ] Large accelerated filer [ ] Accelerated filer Non-accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [ ]   Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  11,072,560 common shares as of April 25, 2008

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

(a)	Unaudited Balance Sheet as of March 31, 2008;

(b)	Unaudited Statements of Operations for the three months ended March 31, 2008 and 2007 and for the period from inception on September 13, 2001 through March 31, 2008;

(c)	Unaudited Statements of Cash Flow for the three months ended March 31, 2008 and 2007 and for the period from inception on September 13, 2001 through March 31, 2008;

(d)	Unaudited Statement of Stockholders’ Equity for the period from inception on September 13, 2001 through March 31, 2008; and

(e)	Notes to Unaudited Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

ZNOMICS, INC.
(A Development Stage Company)
Condensed Balance Sheets  (in thousands except share data)
(Unaudited)

Assets	March 31, 2008	December 31, 2007
Current assets:
Cash and cash equivalents	$2,927	$3,659
Accounts receivable, net	82	106
Deposits, prepaid and other expenses	175	74
Total current assets	3,184	3,839

License agreement, net of accumulated amortization	20	-
Property and equipment, net of accumulated depreciation	312	321

Total assets	$3,516	$4,160

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$139	$154
Accrued liabilities	42	40
Deferred revenue	490	460
Total current liabilities	671	654

Total liabilities	671	654

Stockholders' equity:
Common stock, $0.001 par value,100,000,000 shares authorized, 11,072,560 shares issued and outstanding at March 31, 2008 and December 31, 2007	11	11
Additional paid-in capital	5,651	5,625

Deficit accumulated during the development stage	(2,817)	(2,130)

Total stockholders' equity	2,845	3,506

Total liabilities and stockholders' equity	$3,516	$4,160

The accompanying notes are an integral part of the financial statements.

ZNOMICS, INC.
(A Development Stage Company)
Condensed Statements of Operations (in thousands except share data)
(Unaudited)
For the Three Months Ended March 31, 2008 and 2007
and the Period from September 13, 2001 (Date of Inception) to March 31, 2008

	Three months ended		September 13, 2001 (Inception)
	March 31, 2008	March 31, 2007	to March 31, 2008

Sales related to products and services	$20	$149	$698
Grant revenue	-	185	2,006
Total sales and revenue	20	334	2,704

Operating expenses:
Cost of products and services	249	166	1,704
Grant expense	-	185	2,006
Selling, general and administrative	419	37	925
Research and development	69	-	839

Total operating expenses	737	388	5,474

Loss from operations	(717)	(54)	(2,770)

Other income (expense):
Loss on disposition of assets	(1)	-	(1)
Investment income	31	3	78
Interest expense	(1)	(1)	(53)
Other expense, net	-	-	-

Total other income (expense)	30	2	(9)

Loss before income tax	(687)	(51)	(2,779)
Income tax expense	-	-	-
Net loss	$(687)	$(51)	$(2,779)

Loss per common share data:
Basic	$(0.06)	$(0.03)
Diluted	$(0.06)	$(0.03)

Weighted average common shares outstanding:
Basic and Diluted	11,072,560	1,500,000

The accompanying notes are an integral part of the financial statements.

ZNOMICS, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows (in thousands except share data)
(Unaudited)
For the Three Months Ended March 31, 2008 and 2007
and the Period from September 13, 2001 (Date of Inception) to March 31, 2008

	Three Months Ended		September 13,001 (Inception) to
	March 31, 2008	March 31, 2007	March 31, 2008
Operating activities:
Net loss	$(687)	$(51)	$(2,779)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	26	19	284
Stock-based compensation	26	-	320
Stock warrants, expense	-	-	37
Issuance of stock for licensing and services	-	-	42
Loss on sale of disposition of assets	1		1
Changes in operating assets and liabilities:
Accounts receivable	24	(116)	(82)
Prepaid and other expenses	(101)	-	(139)
Accounts payable	(15)	126	138
Accrued liabilities	3	(78)	36
Deferred revenue	30	60	491

Net cash used in operating activities	(693)	(40)	(1,651)

Investing activities:
Capital expenditures	(39)	(54)	(550)

Net cash used in investing activities	(39)	(54)	(550)

Financing activities:
Proceeds from issuance of common stock, net	-	-	4,356
Proceeds from issuance of preferred stock	-	-	860
New borrowings	-	250,000	190
Principal payments, capital leases and notes payable	-	(5)	(278)

Net cash provided (used) in financing activities	-	245	5,128

Net increase (decrease) in cash and cash equivalents	(732)	151	2,927

Cash at beginning of period	3,659	138	-

Cash at end of period	$2,927	$289	$2,927

Supplemental disclosures:
Cash paid for interest	$1	$1	$13
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

ZNOMICS, INC.
(A Development Stage Company)
Statement of Stocholders' Equity (in thousands except share data)
(Unaudited)
For the Period from September 13, 2001 (Date of Inception) to March 31, 2008

	Series A convertible preferred stock $.01 par		Series B convertible preferred stock $.01 par		Common stock		Additional paid-in	Deficit accumulated during development
	Shares	Amount	Shares	Amount	Shares	Amount	capital	stage	Total
Balance at September 13, 2001		$-		$-		$-	$-	$-	$-

Issuance of common stock to founders - September 13, 2001, $.01 par					1,500	15			15

Issuance of Series A convertible preferred stock - January 30, 2002	657	7					650		657

Issuance of Series B convertible preferred stock - April 13, 2005			127	1			253		254

Contribution of laboratory equipment							23		23

Net loss								(938)	(938)

Balance at December 31, 2006	657	7	127	1	1,500	15	926	(938)	11

Cancellation of preferred and common stock on merger	(657)	(7)	(127)	(1)	(1,500)	(15)			(23)

Issuance of new common stock on merger, $.001 par					11,073	11	4,198		4,209

Issuance of stock warrants							207		207

Stock-based compensation							294		294

Net loss								(1,192)	(1,192)

Balance at December 31, 2007	-	-	-	-	11,073	11	5,625	(2,130)	3,506

Stock-based compensation							26		26

Net loss								(687)	(687)
Balance at March 31, 2008	-	$-	-	$-	11,073	$11	$5,651	$(2,817)	$2,845

The accompanying notes are an integral part of the financial statements.

ZNOMICS, INC.
(A Development Stage Company)
Notes to Financial Condensed Statements
 (in thousands except share data)

NOTE A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

As a start-up, the Company has not yet generated significant revenue and its activities have consisted primarily of developing the proprietary gene knock-out technology and building the mutational gene library, raising capital and recruiting personnel.  Accordingly, the Company is considered to be in the development stage as of March 31, 2008 as defined by Statement of Financial Accounting Standards, or SFAS No. 7, Accounting and Reporting by Development Stage Enterprises.

As required for development stage companies, cumulative statements of operations and cash flows from September 13, 2001 (date of inception) through March 31, 2008 have been presented along with the statements of operations and cash flows for the years ended March 31, 2008 and 2007.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).  However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In addition, the preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes.  For Znomics, Inc. (the “Company”), the accounting estimates requiring management’s most difficult and subjective judgments include revenue recognition, the assessment of recoverability of long-lived assets, the valuation of investments in and receivables from privately held companies, the recognition and measurement of income tax assets and liabilities and the accounting for stock-based compensation.  In the opinion of management, the financial statements include all adjustments consisting of normal, recurring adjustments necessary for the fair presentation of the results of the interim periods presented.  These condensed financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2007 as included in the Company’s 2007 Annual Report on Form 10-KSB as filed with the SEC on February 28, 2008.

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

NOTE A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Actual results could differ from those estimates.  Significant estimates made by management of the Company include the useful lives of property and equipment, fair value of financial instruments and the assessment of the realizablity of its deferred tax assets.

Stock-Based Compensation

The Company has a stock-based employee compensation plan, and accounts for rights under these plans under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. SFAS No. 123(R) requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors.  The compensation expense for the Company’s stock-based payments is based on estimated fair values at the time of the grant.  Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended March 31, 2008 was $26, which consisted of stock-based compensation expense related to unvested grants of employee stock options.  The table below summarizes the stock-based compensation expense:

Three Months Ended March 31, 2008
Cost of sales and services	$17
General and administrative	9
Total stock-based compensation
Expense included in loss from operations	$26

Segment Reporting

The Company complies with Statement of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas and major customers. The method for determining what information to report is based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance.

The Company’s chief operating decision maker is considered to be the Chief Executive Officer (the “CEO”). The Company’s CEO evaluates aggregated financial information in deciding how to allocate resources and assess performance.  The Company has aggregated its businesses into a single reportable segment as allowed under SFAS 131.  Accordingly, the Company describes its reportable segment as drug target and drug discovery and mutant fish line sales.

Recent Accounting Pronouncements

SFAS 157 Fair Value Measurements
Defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements but does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS 157 did not have a material impact on the Company’s financial statements.

SFAS 159 The Fair Value Option for Financial Assets and Financial Liabilities Under SFAS No. 159, entities have the option to measure certain financial instruments and other items at fair value that were not previously required to be measured at fair value.  This statement expands the use of fair value measurement and applies to entities that elect the fair value option at a specified election date. The Company adopted SFAS 159 effective January 1, 2008. The adoption of SFAS 159 did not have a material impact on the Company’s financial statements.

NOTE B.  DEFERRED REVENUE

In 2006 the Company entered into a contract agreement to provide 1,000 fish line products to Harvard University for a total of $450.  One-half, or $225, was  received, including a nonrefundable portion of $50, by the Company in 2006.  No deliveries were made to Harvard until 2007, resulting in deferred revenue at December 31, 2007   of $220.   At March 31, 2008 deferred revenue was $215.

The Company requires at least a 50% cash deposit on its other sales orders of fish line products to all other customers.  These cash deposits are recorded as deferred revenue and subsequently recognized as current revenue as delivery of the orders are made.  Cash deposits on undelivered fish line product orders recorded as deferred revenue at March 31, 2008 and December 31, 2007 totaled $275 and $240, respectively.

NOTE C.   DEFERRED GRANT REVENUE AND EXPENSE

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

As of March 31, 2007, the Company had received grant funds in excess of recorded, uncapitalized expenses in the amount of $39.  As of the year ended December 31, 2007, the company had expended all its grant funds, consequently no deferred grant revenue existed.

NOTE D.  BANK LINE OF CREDIT

The Company has a $250 bank line of credit available from US Bank until August 21, 2008.  The line of credit interest rate is prime plus 1%.  The line of credit is personally guaranteed by three of the Company’s Directors and Officers; the Chairman of the Board, Chief Executive Officer and President.  There was no balance outstanding on the line of credit at March 31, 2008 or December 31, 2007.

NOTE E. NET INCOME (LOSS) PER SHARE

Net income (loss) per share is presented as basic and diluted net income (loss) per share. Basic net income (loss) per share is net income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding. Diluted net income (loss) per share is similar to basic net income (loss) per share, except that the denominator includes potential common shares that, had they been issued, would have had a dilutive effect.  Dilutive securities include options granted pursuant to the Company’s stock option plan and stock warrants.

For the three months ended March 31, 2008 and 2007 options and warrants exercisable representing convertible securities were excluded were excluded from the calculation as their effect would have been antidilutive.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are engaged in the business of drug discovery and development with a cutting-edge biotechnology platform that leverages the unique attributes of the zebrafish.  We have spent the past five years developing a library of genetic mutations in the zebrafish, a vertebrate with genes related to approximately 80-90% of the genes found in humans. Currently our Library contains insertions representing about 50% of the zebrafish genes and we hope to increase the number of mutated genes to nearly 90% over the next few years. We are leveraging this technology for our own internal drug discovery as well as for licensing and collaborating with pharmaceutical companies and other research organizations, such as universities.  We have begun commercialization of our technology and expertise through: (1) the sales of mutant fish strains to outside university research labs wherein we obtain first negotiation rights to exclusively license intellectual property originating from the customer’s research that utilizes our technology, and (2) a recently completed development collaboration with Merck, an industry leading pharmaceutical company. While our drug target discovery research for Merck is now concluded, we have begun our drug target and lead compound discovery efforts on our own behalf.  Our agreement with Merck terminated in March 2008 and we have no ongoing rights or obligations under this agreement.  Merck has the right for a period of time to exclusively license certain Znomics’ technology resulting from the agreement.

Business of Znomics

Our plan of operation for 2008 in general is to:

-	focus our marketing, research and operations around drug target and lead compound discovery efforts;
-	pursue licenses with academic and biotechnology partners to secure new disease models, assays and drug compounds developed in their laboratories to strengthen our drug discovery efforts;
-	develop drug discovery and collaborative partnerships with pharmaceutical and biotechnology companies;
-	continue mutant fish sales; and
-
pursue various National Institute of Health grants to develop disease models, improve the ZeneMark® Library technology, and develop therapeutic compounds for diseases.  Due to the timing of the grant application and approval process, it is likely grant revenue for 2008 will be nominal or even zero.

Based on disease models developed from the ZeneMark® Library and/or licensed from academic collaborators in three specific areas of major unmet medical need (obesity/diabetes, neurodegeneration, and cancer), we are initiating high-throughput in vivo screening to identify lead compounds therapeutically active in the disease. High throughput screening is the testing of hundreds of thousands of drug-like compounds against a disease assay, or against a biological target, using automated equipment where there is rapid analytical determination of the interaction of the compound with the target. When positive reactions are found, this is typically the starting point for drug design and/or determining the nature of a biological process. This effort is being made through a combination of proprietary research, development of in-house chemistry and screening compounds, as well as developing collaborative research programs with pharmaceutical and biotechnology companies, such as the program we executed for Merck.  Identification of preclinical compounds and discovery of new drug targets for conventional high-throughput screening are the two primary goals of the company.  The same disease models and assays utilized for drug discovery may be used in combination with Znomics’ proprietary ZeneMark® Library to identify genes that may serve as the next generation of drug targets for the pharmaceutical industry.  We hope to license these targets to the pharmaceutical industry for conventional high-throughput in vitro screening of drug libraries. These licensing agreements are expected to involve an upfront cash payment, milestone payments as the compound progresses through given events such as clinical trials, and royalties on the sales of resulting FDA-approved drugs when marketed.  We anticipate that the type and amount of payments will be the subject of negotiation between the parties. We do not currently have any such agreements in place. There is, however, an existing market in the pharmaceutical industry for the sale of intellectual property such as drug targets, lead compounds, disease models, assays, and drug compounds.

Our management has set a goal of identifying lead compounds in three major diseases by 2010.  We believe that we may require approximately $8 - $10 million in additional capital to implement this plan for drug discovery, although these anticipated capital requirements may be offset by rising zebrafish and services sales along with pharmaceutical company collaborations on drug target discovery.  The recent sale of 3,253,333 shares of our common stock for $4.88 million allows us to pursue our business plan into the second half of 2008. We intend to attempt to raise approximately $8 - $10 million during the second half of 2008 in order to provide us with the resources to execute our business plan longer term. We intend to do so through a private equity offering by engaging a placement agent to identify and attract potential investors. If we are unable to raise the necessary funds through private equity offerings, we will attempt to do so through other traditional equity and debt financing instruments.

Provided we are successful at raising the additional capital necessary to do so, we intend to implement the following steps designed to achieve the projected drug development plan.

-	Recruit and hire scientific and management personnel, including senior and junior scientists, to accelerate this business plan.
-	Expand our marketing and sales program under the direction of a full-time Director of Product Development and Marketing.
-	Acquire additional chemistry libraries, screening equipment and other facilities and equipment sufficient for the partnering and proprietary drug development programs.
-	Recruit and hire additional staff for in-house research programs and project management.

 Products and Services

Our technology platform and the expertise of our researchers work together to provide a new approach to drug development. Central to many of our activities is the ZeneMark® Library, our searchable catalogued, repository of retroviral insertional mutations in the zebrafish, accessed from our website (Znomics.com). Retroviral insertional mutagenesis is the process of artificially engineering changes in one or more genes of an organism.  We achieve this by placing into a zebrafish embryo a small amount of foreign DNA taken from a virus, or inserting a retrovirus, and thereby creating a mutation in the zebrafish DNA.  This Library, when completed, is expected to contain insertions representing nearly all the mutated and marked genes of the zebrafish. The zebrafish genome, now being sequenced by the Sanger Centre in the United Kingdom, is expected to have between 20,000 to 25,000 genes.  Approximately 50% of these genes are currently contained in our ZeneMark® Library, and the inclusion of the remaining 50% is part of our ongoing research program. We believe that, compared with existing methods, including those using mouse strains, the ZeneMark®  Library will provide a more rapid and cost-effective method for identifying gene function and validating new drug targets. Fish strains containing full or partial disruptions of approximately 11,000 different genes, as a result of a retroviral insertion into an exon or a particular promoter/intronic region of the DNA are available to university scientists for purchase and use in their research.  We plan to use this library to develop disease models and assays to test drug-like compounds.

Drug and Drug Target Discovery – Znomics’ Internal Discovery Efforts

Disease Models and Assays

Disease models, whether developed in rodents, zebrafish, yeast, or cultured cells, are all designed to allow scientists to probe a particular physiological process directly relevant to human disease. We are developing proprietary zebrafish models and assays for the identification of drugs and drug targets.  We currently have an obesity disease model and expect to develop a diabetes disease model in the near future. We expect to derive additional disease models and assays from our ZeneMark ® Library and through licensing arrangements with academic collaborators.

We have three principal disease focus areas: obesity/diabetes, neurodegeneration, and cancer.  Disease models and assays developed by us may then be used for both lead compound identification and drug target identification, as described below.  Disease models and assays may also be used for proprietary discovery programs, or form the basis for collaborative research and development programs with pharmaceutical and biotechnology industry partners.

High Throughput in Vivo Screening and Lead Compound Identification

The highest value for us, and our major emphasis in the future, will be developing our own proprietary drug discovery effort to find new lead compounds for major diseases with inadequate treatments, such as obesity, diabetes, neurodegeneration and cancer.  Our goal is to advance three disease models/assays into high-throughput in vivo screening and obtain preclinical lead compounds for the diseases in the next three years.  For this purpose, we are acquiring in-house compounds and screening capability, as well as obtaining expertise through collaborations with university and pharmaceutical company partners having medicinal chemistry capabilities.  In these collaborative arrangements we will seek to maintain a percentage of downstream rights to drugs discovered as a consequence of the collaboration.  It is hoped that the discovery of lead compounds with therapeutic activity in zebrafish disease models/assays will help identify new pathways for treatment of human disease as a result of the novel in vivo screening method we use.  Thus, we expect to identify truly novel structures with novel mechanisms-of-action.  These compounds are therefore expected to be of significant economic value.

 Large Scale Genetic Screens / Drug Target Identification

A large scale genetic screen entails mutating the majority of individual genes in the genome in live animals and searching for animals with disease symptoms, or for animals with altered progression of symptoms in a disease model. The mutated genes identified in such a screen are potential drug targets for that disease. We hope to be able to identify new drug targets through our ZeneMark (R) Library with any zebrafish model or assay we develop. Potential development partners are expected to use our proprietary models or to design unique zebrafish disease models or assays in collaboration with our scientists to identify candidate drug target genes in their areas of interest.

 Drug Screening and Drug Target Validation

Drug screening involves testing thousands of drug-like compounds in a disease model or assay to identify lead compounds that form the basis for the further refinement into actual human drugs. Every clinically relevant disease model or assay created by our scientists offers the potential for a proprietary, high-throughput drug screen. We will conduct such screens as a part of our proprietary drug discovery program.

Although academic and industrial researchers are identifying potential drug targets through various genomics methods, we believe that our genetic methods with zebrafish can accelerate determination of a potential target’s function and the confirmation of its relevance to disease.  We believe that the ZeneMark® Library will provide a more rapid and cost-effective way to validate and prioritize the pharmaceutical utility of potential drug targets. We anticipate that there will be significant commercial potential in this area. We expect that drug target validation will also provide proprietary targets for in-house drug discovery programs.

 Mechanism-of-Action Determination

A number of important drugs are effective but scientists cannot determine the precise reason they work.  We expect to be able to identify the targets for known drugs with unknown mechanisms of action by screening fish from the ZeneMark® Library for resistance or hypersensitivity to drug action. We anticipate receiving revenues in collaborative partnership agreements for such mechanism-of-action studies, as companies act to improve existing drugs and/or replace compounds losing patent protection. Mechanism-of-action studies may also provide us with proprietary targets for the development of such improved drugs.

Financing

The November 2007 sale of 3,253,333 shares of our common stock for $4.88 million allows us to commence our near-term business plan only.  We intend to attempt to raise an additional $8 - $10 million during the second half of 2008 in order to provide us with the resources to execute on our long-term drug discovery plan.  We do not presently have sufficient capital to fully proceed with the drug discovery phase of our business plan.  In connection with raising this additional capital, we expect to incur substantial placement, accounting and legal fees.

Three-Month Periods Ended March 31, 2008 and 2007

Sales and Revenue
Our total sales and revenue decreased to $20,000 for the three months ended March 31, 2008 compared to $334,000 for the three months ended March 31, 2007.  The decrease was primarily due to the loss of $185,000 in prior revenue from National Institute of Health grants received during the three months ended March 31, 2007.  Grant funding from the last grant awarded in 2006 ceased August 31, 2007.

Revenue specifically related to products and services also decreased from $149,000 from the three months ended March 31, 2007 to $20,000 for the three months ended March 31, 2008.  The decrease was primarily due to the loss of $110,000 in revenue from our contract services with Merck.  As of December 31, 2007, we had completed the work contemplated by this agreement.  Revenue also decreased to $20,000 for the three months ended March 31, 2008 from $39,000 for three months ended March 31, 2007 primarily as a result of a lower average sales prices per order.  In the three months ended March 31, 2008 there were a higher percentage of sales under the Harvard contract, which has lower pricing compared to other customers.

Operating expenses
Operating expenses increased to $737,000 for the three months ended March 31, 2008 compared to $388,000 the three months ended March 31, 2007.  The increase is primarily due to higher selling, general and administrative expenses, cost of products and services, and research and development partially offset by less grant expense.

The cost of products and services increased in the three months ended March 31, 2008 to $249,000 from $166,000 in the three months ended March 31, 2007.  The increase of $83,000, or 50%, was primarily due to less grant subsidy, increased staff and lab expenses.

Selling, general and administrative expense increased $382,000 to $419,000 in the three months ended March 31, 2008 compared to $37,000 in the three months ended March 31, 2007.  The increase is primarily due to increased staff, legal, consultants and professional fees partially offset by no active grants which absorbed certain selling, general and administrative expenses in the three months ended March 31, 2007.

Research and development increased to $69,000 in the three months ended March 31, 2008 compared to $0 for the three months ended March 31, 2007.  The increase is primarily due to commencing the drug discovery strategy including increased headcount and related expenses.

Other income
Other income increased to $30,000 in the three months ended March 31, 2008 compared to $2,000 for the three months ended March 31, 2007.  The increase is primarily due to increased interest income from larger cash equivalent balances held in the three months ended March 31, 2008.

Liquidity and Capital Resources

As of March 31, 2008, our cash and cash equivalents decreased $0.7 million to $2.9 million from $3.6 million at December 31, 2007.  The decrease is primarily due to $693,000 of net cash used in operations for the three months ended March 31, 2008, mostly a result of the $687,000 net loss for the quarter.  The $693,000 of net cash used in operations for the three months ended March 31, 2008 represented a $653,000 increase in cash used from the $40,000 of cash used in the three months ended March 31, 2007.

Deposits, prepaids and other expenses at March 31, 2008 increased by $101,000, to $175,000, from $74,000 at December 31, 2007.  The increase was primarily due to a $111,000 deposit placed for laboratory equipment to be used for our planned drug discovery programs.

At March 31, 2008, our net property and equipment balance decreased $9,000 to $312,000, from $321,000 at December 31, 2007.  The decrease was due primarily to depreciation expense partially offset by capital expenditures.

We anticipate capital expenditures of approximately $300,000 in 2008, primarily for lab related equipment for our planned drug discovery business.

We have incurred a net loss of $2,779,000 for the period from our inception, September 13, 2001 to March 31, 2008.  Our future is currently dependent upon our ability to obtain financing and upon future profitable operations from drug discovery, contracts with pharmaceutical or biotechnology companies and sales of mutant fish lines.

We believe that the approximately $2.9 million cash and cash equivalents as of March 31, 2008, will provide sufficient liquidity through 2008.  We anticipate we will likely seek to raise additional equity capital of $8 - $10 million in the second half of 2008 to fund cash used for operating purposes.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Richard Sessions and Chief Financial Officer, Kerry Rea.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

Our management concluded that our internal control over financial reporting was not effective as of December 31, 2007 as the result of a material weakness.  The material weakness resulted from significant deficiencies in internal control that collectively constituted a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.  The Company had the following significant deficiencies at December 31, 2007:

•	The financial statement closing process lacked adequate prevent controls including timely general ledger account reconciliation.
•	No stock compensation accounting processes existed.

The significant deficiencies were remediated by the following changes in internal control during the quarter ended March 31, 2008:

•	Completion of timely general ledger reconciliations in standard form
•	Implementation of procedures for subsidiary accounting system cut-off
•	Use of standard general ledger entries
•	Use of disclosure control checklists quarterly
•	Implementation of closing process checklists including documentation of review
•	Utilization of a standardized stock-based compensation model
•	Engagement of an independent consultant to review stock-based compensation calculations and assumptions
•	Improvements in stock option records

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2008.

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

Znomics, Inc.

Date:	May 13, 2008

By: /s/ Richard A. Sessions Richard A. Sessions Title: Chief Executive Officer and Director By: /s/ Kerry D. Rea Kerry D. Rea Title: Chief Financial Officer