Form 10-K/A
period 2007-12-31
Znomics, Inc.
filed 2008-07-23
CIK 1371473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

Explanatory Note

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K previoulsy filed with the United States Securities and Exchange Commission on February 28, 2008, is to restate the financial statements for December 31, 2007.

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

Results of Operations for the Years Ended December 31, 2007 and December 31, 2006

Sales and Revenue
Sales and revenue decreased from $1.0 million to $636 thousand, or 36%, from the year ended December 31, 2007 compared to the year ended December 31, 2006.   The decrease was primarily due to $308 thousand less revenue from National Institute of Health grants in 2007 compared to 2006.  Grant funding from the last grant awarded in 2006 ceased August 31, 2007.

Revenue related to products and services decreased from $ 220 thousand for the year ended December 31, 2006 to $198 thousand for the year ended December 31, 2007, or $ 22 thousand ( 10%).   The decrease was primarily due a decrease of $90 thousand, or 45%, in contract services to Merck in 2007 compared to 2006.  Partially offsetting the decrease was an increase in sales of mutant fish lines of $ 68 thousand, or 340%, in 2007 over 2006 due to higher unit shipments.

Loss from Operations
For the year ended December 31, 2007, the loss from operations increased to $1. 2 million from $0.1 million in 2006.  The increase in loss from operations was primarily due to increases in the cost of products and services and selling, general and administrative expenses, partially offset by lower grant expenses.

Operating expenses
Operating expenses increased to $1.8 million from $1.1 million, or 67%, from the year ended 2007 compared to 2006.  The increase was primarily due to increases in the cost of products and services, as well as selling, general and administrative expenses, partially offset by a decrease in grant expense.

The cost of products and services increased to $1.0 million in 2007, compared to $ 0.3 million in 2006.  The increase in 2007 was a reflection of less grant subsidy available to offset the cost of products and services, increased salaries due to additional personnel, and increased stock compensation expense.

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

The $ 649 thousand of cash used by operations in 2007 represented a $ 823 thousand increase in cash used from the $174 thousand of cash provided by operations in 2006. In 2007, we recorded a net cash outflow of $ 774 thousand from our loss from operations, net of $294 thousand from stock based compensation, $87 thousand from depreciation and $37 thousand from stock warrants. In 2006, we recorded a net cash outflow of $ 66 thousand from our net loss of $ 129 thousand net of depreciation of $63 thousand. This $ 823 thousand increase in cash used in 2007 compared to 2006 is primarily due to an increase in net loss of $1.1 million. The $1.1 million variance in 2007 as compared to 2006 was primarily due to a decrease in revenue of $ 330 thousand and $ 731 thousand in increased operating expenses.

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

We have incurred a net loss of $2. 2 million for the period from our inception to December 31, 2007. Our future is currently dependent upon our ability to obtain financing and upon future profitable operations from drug discovery, contracts with pharmaceutical companies and sales of mutant fish lines.

We believe that the approximately $3.6 million in cash and cash equivalents which we had as of December 31, 2007, will provide sufficient liquidity through 2008. We anticipate that we will likely seek to raise additional equity capital of $8 to $10 million in the fourth quarter of 2008 to fund cash used for operating activities.

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

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Znomics, Inc.
(A Development Stage Enterprise)

We have audited the accompanying restated balance sheet of Znomics, Inc. (A Development Stage Enterprise) as of December 31, 2007 and December 31, 2006, and the related restated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and December 31, 2006 and the period from inception September 13, 2001 through December 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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
July 16, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

ZNOMICS, INC.
Balance Sheets  ($ in thousands except per share data)
For the Years Ended December 31, 2007 and 2006

Assets	Restated 2007	Restated 2006
Current assets:
Cash and cash equivalents	$3,659	$138
Accounts receivable	106	72
Prepaid and other expenses	74	15
Total current assets	3,839	225

Property and equipment, net of accumulated depreciation	321	238

Total asssets	$4,160	$463

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$154	$5
Accrued liabilities	30	113
Deferred grant revenue and expense	-	23
Deferred revenue	514	338
Current portion of long term liabilities	10	17
Total current liabilities	708	496

Long term liabilities:
Capital leases, net of current portion	-	1
Notes payable, net of current portion	-	9
Total long term liabilities	-	10

Total liabilities	708	506

Stockholders' equity:
Convertible preferred stock:
Series A, $0.01 par value; 660,000 shares authorized; 657,405 shares issued and outstanding	-	7
Series B, $0.01 par value, 130,000 shares authorized and 126,675 shares issued and outstanding	-	1
Common stock, $0.001 and $0.01 par value,
100,000,000 and 9,340,000 shares authorized, 11,072,560 and 1,500,000 shares issued and outstanding at December 31, 2007 and 2006, respectively	11	15
Additional paid-in capital	5,625	926

Deficit accumulated during the development stage	(2, 184 )	(992)

Total stockholders' equity (deficit)	3,452	(43)

Total liabilities and stockholders' equity	$4,160	$463

The accompanying notes are an integral part of the financial statements.

ZNOMICS, INC.
(A Development Stage Enterprise)
Statements of Operations ($ in thousands except per share data)
For the Years Ended December 31, 2007 and 2006
and the Period from September 13, 2001 (Date of Inception) to December 31, 2007

	Year Ended December 31, 2007	Restated Year Ended December 31, 2006		Restated September 13, 2001 (Inception) to December 31, 2007

Sales related to products and services	$198		$220	$624
Grant revenue	438		746	2,006
Total sales and revenue	636		966	2, 630

Operating expenses:
Cost of products and services	1,023		338	1,455
Grant expense	438		746	2,006
Selling, general and administrative	345		8	544
Research and development	17		-	770

Total operating expenses	1,823		1,092	4, 775

Loss from operations	(1,187)		(126)	(2, 145 )

Other income (expense):
Investment income	38		2	47
Interest expense	(5)		(5)	(52)
Other expense, net	(38)		-	(34)

Total other income (expense)	(5)		(3)	(39)

Loss before income tax	(1,192)		(129)	(2, 184 )
Income tax	-		-	-
Net loss	$(1,192)	$	(129)	$(2, 184 )

Loss per common share data:
Basic	$(0.35)		$(0.09)
Diluted	$(0.35)		$(0.09)

Weighted average common shares outstanding:
Basic and Diluted	3,414,509		1,500,000

The accompanying notes are an integral part of the financial statements.

ZNOMICS, INC.
Statement of Stockholders' Equity (in thousands)
For the Period from September 13, 2001 (Date of Inception) to December 31, 2007

	Series A convertible preferred stock Shares Amount		Series B convertible preferred stock Shares Amount		Common stock Shares Amount		Additional paid-in capital	Restated Deficit accumulated during development stage	Restated Total
Balance at September 13, 2001		$-		$-		$-	$-	$-	$-

Issuance of common stock to founders - September 13, 2001					1,500	15			15

Issuance of Series A convertible preferred stock - January 30, 2002	657	7					650		657

Issuance of Series B convertible preferred stock - April 13, 2005			127	1			253		254

Contribution of laboratory equipment							23		23

Net loss								(863)	(863)

Balance at December 31, 2005	657	7	127	1	1,500	15	926	(863)	86

Net loss								(129)	(129)

Balance at December 31, 2006	657	7	127	1	1,500	15	926	(992)	(43)

Cancellation of preferred and common stock on merger	(657)	(7)	(127)	(1)	(1,500)	(15)			(23)

Issuance of new common stock on merger					11,073	11	4,198		4,209

Issuance of stock warrants							207		207

Stock option valuation							294		294

Net loss								(1,192)	(1,192)

Balance at December 31, 2007	-	$-	-	$-	11,073	$11	$5,625	$(2, 184 )	$3, 452

The accompanying notes are an integral part of the financial statements.

ZNOMICS, INC.
Statements of Cash Flows ( in thousands)
For the Years Ended December 31, 2007 and 2006
and the Period from September 13, 2001 (Date of Inception) to December 31, 2007

	Year Ended December 31, 2007	Restated Year Ended December 31, 2006		Restated September 13, 2001 (Inception) to December 31, 2007
Cash flows from operating activities:
Net loss	$(1,192)	$	(129)	$(2, 184 )
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	87		63	269
Stock-based compensation charges	294		-	294
Stock warrants, expense	37		-	37
Issuance of stock for licensing and services	-		-	66
Changes in operating assets and liabilities:
Accounts receivable	(34)		(20)	(106)
Prepaid and other expenses	(60)		(6)	(74)
Accounts payable	148		4	154
Accrued liabilities	(83)		40	30
Deferred grant revenue and expense	(23)		(116)
Deferred revenue	177		338	515

Net cash provided (used) by operating activities	(649)		174	(999)

Cash flows from investing activities:
Capital expenditures	(169)		(131)	(650)

Net cash used by investing activities	(169)		(131)	(650)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	4,356		-	4,356
Proceeds from issuance of preferred stock	-		-	860
Proceeds from sale of equipment			82	82
New borrowings	160		-	640
Principal payments, capital leases and notes payable	(177)		(108)	(630)

Net cash provided (used) by financing activities	4,339		(26)	5, 308

Net increase in cash and cash equivalents	3,521		17	3,659

Cash at beginning of period	138		121	-

Cash at end of period	$3,659		$138	$3,659

Supplemental disclosures:
Cash paid for interest	$5		$5	$29
Cash paid for income taxes	$-		$-	$-

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

Revenues are realized and earned from collaborations when all of the following criteria are met:
*persuasive evidence of an arrangement exists;
*delivery has occurred or services have been rendered;
*the Company’s price to the buyer is fixed;
*collectability is reasonably assured.

Revenues from the sale of reagent mutant fish are recognized when title passes to the customer.  Customers initially pay for one-half the order.  Deferred revenue is recorded upon receipt of the cash until the title passes to the customer.  (See Notes J and K).

NOTE B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company allows customers to return reagent mutant fish only for warranty reasons within seven days of shipment.    If the Company is unable to replace a reagent mutant fish line returned under warranty, a credit for a warranty return is issued.

Revenues from collaborative research projects with a pharmaceutical company are recognized when earned as services have been rendered over the contract period.

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

The Company determines its risk-free rate assumption based upon the U. S. Treasury yield for obligations with contractual lives similar to the expected lives of the Company’s option grants.  The expected life represents the weighted average period the options are expected to remain outstanding, based upon historical experience.  The dividend yield assumption is based on the Company’s historical and anticipated dividend distributions.  The Company estimates its volatility factor by using the historical average volatility, over a period equal to the expected term, of comparable companies since it does not have adequate stock price history of its own stock to determine volatility. Forfeitures are estimated based upon historical experience.  Based upon these assumptions, the Company has estimated the per share weighted-average grant fair value of its options granted during 2007 at $1.45.

The table below summarizes the stock-based compensation expense:

Year Ended December 31, 2007
Cost of sales and services	$199
General and administrative	95

Total stock-based compensation expense included in loss from operations	$294

NOTE B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

There was no stock-based compensation expense related to employee stock options recognized in the Company’s financial statements for 2006 based upon the assumptions and liquidation preferences of the preferred stock outstanding. The amount of stock based compensation in 2006 was not material to the Company’s results from operation.

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

NOTE C.   RESTATEMENT OF PRIOR FINANCIAL INFORMATION

In 2006, the Company commenced sales of reagent mutant fish to educational research institution customers.  Revenues from the sale of reagent mutant fish are recognized when title passes to the customer.  Cash deposits on its sales orders of  reagent mutant fish are recorded as deferred revenue and subsequently recognized as current revenue as delivery of the orders are made.  The Company discovered an accounting report used for 2006 revenue recognition and deferred revenue contained errors resulting in an overstatement of revenue.

The Company has evaluated the financial statement impact of the 2006 error and concluded that the change is quantitatively material to its previously filed 2006 financial statements. The amounts previously recorded in the year ended December 31, 2006 will be adjusted to reduce revenue and increase deferred revenue liability. The resulting roll-forward effect of the deferred revenue liability will be adjusted in the year ended December 31, 2007 balance sheet.

 The effect of the correction of this error on the balance sheet as of December 31, 2007 is summarized as follows:

	December 31, 2007 As Previously Reported	Adjustments	December 31, 2007 As Restated

Deferred Revenue	$460	$54	$514
Total Current Liabilities	654	54	708

Deficit accumulated during the development stage	(2,130)	(54)	(2,184)
Total Shareholders’ Equity	3,506	(54)	3,452

The effect of the correction of this error on the balance sheet as of December 31, 2006 and the statement of operations for the twelve month period ended December 31, 2006 is summarized as follows:

	December 31, 2006 As Previously Reported	Adjustments	December 31, 2006 As Restated

Deferred Revenue	$284	$54	$338
Total Current Liabilities	442	54	496

Deficit accumulated during the development stage	(938)	(54)	(992)
Total Stockholders’ Equity (deficit)	11	(54)	(43)

Sales related to products and services	274	(54)	220
Net loss	(75)	(54)	(129)
Net loss per share (basic and diluted)	(0.05)	(0.04)	(0.09)

The effects of the correction of this error, an increase of $39 in the  Selling, General and Administrative expense due to a roll-forward calculation in the statement of operations, and certain reclassifications in the statement of cash flows from September 13, 2001 (Inception) through December 31, 2007 are summarized as follows:

	September 13, 2001 (inception) to December 31, 2007 As Previously Reported	Adjustments	September 13, 2001 (inception) to December 31, 2007 As Restated

Sales related to products and services	$678	$(54)	$624
Selling, general and administrative	505	39	544
Loss from operations	(2,052)	(93)	(2,145)

Net loss	(2,091)	(93)	(2,184)

Net cash used by operating activities	(961)	(38)	(999)
Net cash used by investing activities	(511)	(139)	(650)
Net cash provided by financing activities	5,131	177	5,308

NOTE D .  ACCOUNTS RECEIVABLE

The Company’s accounts receivable consist of the following:

	December 31
	2007	2006
Receivable for fish lines	$100	$72
Receivable - Harvard	5	-
Other	1	-

	$106	$72

The Company expects to receive full payment of its receivables and, therefore, has not recorded an allowance for doubtful accounts.

ZNOMICS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Years Ended December 31, 2007 and 2006
(in thousands except share data)

NOTE E .  PROPERTY AND EQUIPMENT

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

NOTE F .   STOCKHOLDERS’ EQUITY

Common stock

On September 13, 2001, the Company issued 1,500,000 shares of common stock at $0.01 par value to the founders of the Company in exchange for services provided, including the development of a business plan and management of the company.

Convertible preferred stock

Series A

Under its Amended Articles of Incorporation, the Company was authorized to issue an additional 8,500,000 shares for a total of 10,000,000 shares of stock, of which 660,000 shares was designated Series A convertible preferred stock.  On January 30, 2002, the company sold 630,000 shares of Series A preferred stock at $1.00 per share, the issue price.  In addition, the Company issued 15,625 shares of Series A preferred stock to Oregon Health and Sciences University for a one-year technology license and 11,780 shares of Series A preferred stock to founders to reimburse expenses incurred

ZNOMICS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Years Ended December 31, 2007 and 2006
(in thousands except share data)

NOTE F .  STOCKHOLDERS’ EQUITY (Continued)

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
(in thousands except share data)

NOTE F .  STOCKHOLDERS’ EQUITY (Continued)

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

NOTE G .  STOCK OPTIONS AND WARRANTS

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
(in thousands except share data)

NOTE G .  STOCK OPTIONS AND WARRANTS (Continued)

The Company has warrants outstanding which are convertible into common stock. In 2007, 237,495 warrants, expiring in 2012 and exercisable at $0.82 to $1.50 per share, were granted.  Included in the 2007 grants were 227,733 warrants, exercisable at $1.50 per share, granted to placement agents in the Company’s November 2007 private placement as a partial fee.

The warrants issued to the holders of the convertible promissory notes were valued using the Black-Sholes option pricing model.  The valuation of these warrants as of the repricing at the merger date was $38 recorded as an expense.  The assumptions were: a risk free interest rate of 3.94%, expected life of .74 years, expected dividend yield of 0.0% and expected volatility of 49.0%. The warrants issued to the placement agent were also valued using the Black-Sholes option pricing model.  The valuation of these warrants was $170 recorded as additional paid in capital.  The assumptions were: a risk free interest rate of 4.16%, expected life of 5 years, expected dividend yield of 0.0% and expected volatility of 49.0%.

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

NOTE H .  RESEARCH AND DEVELOPMENT

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

NOTE I .  ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31, 2007 2006
Payroll liabilities	$23	$19
Accrued vacation	$7	$10
Legal fees payable	-	84

	$30	$113

NOTE J .  DEFERRED REVENUE

In 2006 the Company entered into a contract agreement to provide 1,000 fish line products to Harvard University for a total of $450.  One-half, or $225, was  received, including a nonrefundable portion of $50, by the Company in 2006.  No deliveries were made to Harvard until 2007, resulting in deferred revenue at December 31, 2007 and 2006 of $ 220 and $225, respectively.

The Company requires at least a 50% cash deposit on its other sales orders of fish line products to all other customers.  These cash deposits are recorded as deferred revenue and subsequently recognized as current revenue as delivery of the orders are made.  Cash deposits on undelivered fish line product orders recorded as deferred revenue at December 31, 2007 and 2006 totaled $ 294 and $ 113 , respectively.

ZNOMICS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Years Ended December 31, 2007 and 2006
(in thousands except share data)

NOTE K .   DEFERRED GRANT REVENUE AND EXPENSE

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

NOTE L .  INCOME TAXES

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

NOTE L .  INCOME TAXES (Continued)

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

NOTE L .  INCOME TAXES (Continued)

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

NOTE M .  LONG TERM DEBT

December 31, 2007 2006
Loan from Washington Mutual Bank for a fish tank system payable in monthly principal installments of $833 plus computed interest at a variable rate adjusted daily of the prime rate plus 2% maturing January 1, 2009, guaranteed by two officers	$9	$19

Following are maturities of long-term debt :

2008	$9
2009 and thereafter	-

$9

NOTE N .  CAPITAL LEASE COMMITMENTS

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

NOTE N .  CAPITAL LEASE COMMITMENTS (Continued)

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

NOTE O .  OPERATING LEASE

The Company leases office and laboratory facilities under an operating lease.  The term of the lease is quarter-to-quarter.  Rent expense for the years ended December 31, 2007 and 2006 was $71 and $54, respectively.

NOTE P .  BANK LINE OF CREDIT

The Company has a $250 bank line of credit available from US Bank until August 21, 2008.  The line of credit interest rate is prime plus 1%.  The line of credit is personally guaranteed by three of the Company’s Directors and Officers, the Chairman of the Board, Chief Executive Officer and President.  There was no balance outstanding on the line of credit at December 31, 2007.

NOTE Q .  RELATED PARTY TRANSACTIONS

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

NOTE R .  SUBSEQUENT EVENTS

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

NOTE S .  MERGER

On November 5, 2007, the Company, formerly known as Pacific Syndicated Resources, Inc., (“PSRI”), entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Znomics, Inc., a privately held Delaware corporation (“Znomics Delaware”), and Znomics Acquisition, Inc., the Company’s newly formed wholly-owned Nevada subsidiary (“Acquisition Sub”).  In connection with the closing of this Merger Agreement, Znomics Delaware merged with and into Acquisition Sub (the “Merger”) on November 6, 2007, with the filing of Articles of Merger with the Nevada and Delaware Secretaries of State.  Subsequently, on November 6, 2007, PSRI merged with Acquisition Sub in a short-form merger transaction under Nevada law and, in connection with this short form merger, changed the name to Znomics, Inc., effective November 6, 2007.

In addition, pursuant to the terms and conditions of the Merger Agreement:


Each share of Znomics Delaware common stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive one share of common stock with no additional consideration.  As a result, the shareholders of Znomics Delaware received 5,740,849 newly issued shares of common stock.


3,253,333 shares of common stock were issued to investors as a result of closing a private offering for $4.88 million exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933.

Following the closing of the Merger, in a separate transaction, the former PSRI Chief Executive Officer and sole director and certain other shareholders agreed to cancel and return a portion or all of their PSRI common stock into treasury.  In total, these shareholders retired 4,731,085 shares of common stock. No consideration was paid to the company in this transaction.  As a result, following these events, there were 11,072,560 shares of the Company’s common stock issued and outstanding at November 5, 2007, comprised of the following:

Shares	Held By:	Percentage of Issued and Outstanding
5,740,849	Znomics Delaware Shareholders	51.85%
3,253,333	New investors in private placement	29.38%
2,078,365	Existing Shareholders of PSRI	18.77%
11,072,560	All Shareholders	100%

As show from the above table, Znomics Delaware shareholders plus new investors in the Znomics business held a total of 8,994,182 shares, or over 81%.  In addition, the board of directors was reconstituted to consist of Roger D. Cone, Richard A.  Sessions, Stephen E. Kurtz, and Dwight A. Sangrey, who prior to the Merger were the directors of Znomics Delaware.

The Merger is accounted for as a “reverse merger,” as the stockholders of Znomics Delaware owned a majority of the outstanding shares of common stock following the Merger and controlled the Board of Directors.  Further, Znomics Delaware was deemed to be the accounting acquirer in the reverse merger under these circumstances. The acquisition is accounted for as a purchase.

For accounting purposes, the Znomics Delaware (Company) is the acquiring entity or purchaser due to 1) the Company issued equity interest (common stock) as a result of the merger, 2) the Company’s owners as a group retained or received the larger portion of the voting rights in the combined entity, 3) the Company’s founders holds a large minority voting interest in the combined entity, 4) the Company’s board of directors has the ability to elect or appoint a voting majority of the governing body of the combined entity, and 5) the Company’s senior management is the senior management of the combined entity.

There were no related party relationships between the entities prior to the Merger.

NOTE T . RECLASSIFICATIONS

Certain reclassifications of prior year amounts have been made to conform to the 2007.

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

Item 13.   Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
10.1	Research and License Agreement, dated November 15, 2005(2)
23.1	Consent of Moore & Associates, Chartered Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
July 18 , 2008

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/Kerry D. Rea
Kerry D. Rea Chief Financial Officer
July 18 , 2008