Form 10-Q/A
period 2008-03-31
Znomics, Inc.
filed 2008-07-23
CIK 1371473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  11,072,560 common shares as of April 25, 2008

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q previoulsy filed with the United States Securities and Exchange Commission on May 13, 2008, is to restate the financial statements for March 31, 2008.

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

ZNOMICS, INC.
(A Development Stage Company)
Condensed Balance Sheets  (in thousands except share data)
(Unaudited)

Assets	Restated March 31, 2008	Restated December 31, 2007
Current assets:
Cash and cash equivalents	$2,927	$3,659
Accounts receivable, net	82	106
Deposits, prepaid and other expenses	175	74
Total current assets	3,184	3,839

License agreement, net of accumulated amortization	20	-
Property and equipment, net of accumulated depreciation	312	321

Total assets	$3,516	$4,160

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$139	$154
Accrued liabilities & notes payable	42	40
Deferred revenue	544	514
Total current liabilities	725	708

Total liabilities	725	708

Stockholders' equity:
Common stock, $0.001 par value,100,000,000 shares authorized, 11,072,560 shares issued and outstanding at March 31, 2008 and December 31, 2007	11	11
Additional paid-in capital	5,651	5,625

Deficit accumulated during the development stage	(2, 871 )	(2, 184 )

Total stockholders' equity	2, 791	3, 452

Total liabilities and stockholders' equity	$3,516	$4,160

The accompanying notes are an integral part of the financial statements.

ZNOMICS, INC.
(A Development Stage Company)
Condensed Statements of Operations (in thousands except share data)
(Unaudited)
For the Three Months Ended March 31, 2008 and 2007
and the Period from September 13, 2001 (Date of Inception) to March 31, 2008

	Three months ended		Restated September 13, 2001 (Inception)
	March 31, 2008	March 31, 2007	to March 31, 2008

Sales related to products and services	$20	$149	$644
Grant revenue	-	185	2,006
Total sales and revenue	20	334	2, 650

Operating expenses:
Cost of products and services	249	166	1,704
Grant expense	-	185	2,006
Selling, general and administrative	419	37	963
Research and development	69	-	839

Total operating expenses	737	388	5, 512

Loss from operations	(717)	(54)	(2, 862 )

Other income (expense):
Loss on disposition of assets	(1)	-	(1)
Investment income	31	3	79
Interest expense	(1)	(1)	(53)
Other expense, net	-	-	(34)

Total other income (expense)	30	2	(9)

Loss before income tax	(687)	(51)	(2, 871 )
Income tax expense	-	-	-
Net loss	$(687)	$(51)	$(2, 871 )

Loss per common share data:
Basic	$(0.06)	$(0.03)
Diluted	$(0.06)	$(0.03)

Weighted average common shares outstanding:
Basic and Diluted	11,072,560	1,500,000

The accompanying notes are an integral part of the financial statements.

ZNOMICS, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows (in thousands except share data)
(Unaudited)
For the Three Months Ended March 31, 2008 and 2007
and the Period from September 13, 2001 (Date of Inception) to March 31, 2008

	Three Months Ended		Restated September 13, 2001 (Inception) to
	March 31, 2008	March 31, 2007	March 31, 2008
Operating activities:
Net loss	$(687)	$(51)	$(2, 871 )
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	26	19	296
Stock-based compensation	26	-	320
Stock warrants, expense	-	-	37
Issuance of stock for licensing and services	-	-	66
Loss on sale of disposition of assets	1		1
Changes in operating assets and liabilities:
Accounts receivable	24	(116)	(82)
Prepaid and other expenses	(101)	-	(175)
Accounts payable	(15)	126	139
Accrued liabilities	6	(78)	36
Deferred revenue	30	60	544

Net cash used in operating activities	(690)	(40)	(1, 689 )

Investing activities:
Capital expenditures	(39)	(54)	(689)

Net cash used in investing activities	(39)	(54)	(689)

Financing activities:
Proceeds from issuance of common stock, net	-	-	4,356
Proceeds from issuance of preferred stock	-	-	860
Proceeds from sale of equipment			82
New borrowings	-	250,000	640
Principal payments, capital leases and notes payable	(3)	(5)	(633)

Net cash provided (used) in financing activities	(3)	245	5, 305

Net increase (decrease) in cash and cash equivalents	(732)	151	2,927

Cash at beginning of period	3,659	138	-

Cash at end of period	$2,927	$289	$2,927

Supplemental disclosures:
Cash paid for interest	$1	$1	$30
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

ZNOMICS, INC.
(A Development Stage Company)
Statement of Stocholders' Equity (in thousands except share data)
(Unaudited)
For the Period from September 13, 2001 (Date of Inception) to March 31, 2008

	Series A convertible preferred stock $.01 par		Series B convertible preferred stock $.01 par		Common stock		Additional paid-in	Restated Deficit accumulated during development	Restated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	stage	Total
Balance at September 13, 2001		$-		$-		$-	$-	$-	$-

Issuance of common stock to founders - September 13, 2001, $.01 par					1,500	15			15

Issuance of Series A convertible preferred stock - January 30, 2002	657	7					650		657

Issuance of Series B convertible preferred stock - April 13, 2005			127	1			253		254

Contribution of laboratory equipment							23		23

Net loss								(992)	(992)

Balance at December 31, 2006	657	7	127	1	1,500	15	926	(992)	(43)

Cancellation of preferred and common stock on merger	(657)	(7)	(127)	(1)	(1,500)	(15)			(23)

Issuance of new common stock on merger, $.001 par					11,073	11	4,198		4,209

Issuance of stock warrants							207		207

Stock-based compensation							294		294

Net loss								(1,192)	(1,192)

Balance at December 31, 2007	-	-	-	-	11,073	11	5,625	(2, 184 )	3, 452

Stock-based compensation							26		26

Net loss								(687)	(687)
Balance at March 31, 2008	-	$-	-	$-	11,073	$11	$5,651	$(2, 871 )	$2, 791

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

The Company has evaluated the financial statement impact of the 2006 error and concluded that the change is quantitatively material to its previously filed 2006 financial statements. The amounts previously recorded in the year ended December 31, 2006 have been adjusted to reduce revenue and increase deferred revenue liability. The resulting roll-forward effect of the deferred revenue liability has been adjusted in the March 31, 2008 balance sheet.

The effect of the correction of this error on the balance sheet as of March 31, 2008 is summarized as follows:

	March 31, 2008 As Previously Reported	Adjustments	March 31, 2008 As Restated

Deferred Revenue	$490	$54	$544
Total Current Liabilities	671	54	725

Deficit accumulated during the development stage	(2,817)	(54)	(2,871)
Total Shareholders’ Equity	2,845	(54)	2,791

The effect of the correction of this error on the balance sheet as of December 31, 2007 is summarized as follows:

	December 31, 2007 As Previously Reported	Adjustments	December 31, 2007 As Restated

Deferred Revenue	$460	$54	$514
Total Current Liabilities	654	54	708

Deficit accumulated during the development stage	(2,130)	(54)	(2,184)
Total Stockholders’ Equity	3,506	(54)	3,452

The effects of the correction of this error, an increase of $38 in the  Selling, General and Administrative expense due to a calculation error in the statement of operations, and certain reclassifications in the statement of cash flows from September 13, 2001 (Inception) through March 31, 2008 are summarized as follows:

	September 13, 2001 (inception) to March 31, 2008 As Previously Reported	Adjustments	September 13, 2001 (inception) to March 31, 2008 As Restated

Sales related to products and services	$698	$(54)	$644
Selling, general and administrative	925	38	963
Loss from operations	(2,770)	(92)	(2,862)
Net loss	(2,779)	(92)	(2,871)
Net cash used by operating activities	(1,651)	(38)	(1,689)
Net cash used by investing activities	(550)	(139)	(689)
Net cash provided by financing activities	5,128	177	5,305

NOTE C .  DEFERRED REVENUE

In 2006 the Company entered into a contract agreement to provide 1,000 fish line products to Harvard University for a total of $450.  One-half, or $225, was  received, including a nonrefundable portion of $50, by the Company in 2006.  No deliveries were made to Harvard until 2007, resulting in deferred revenue at December 31, 2007   of $220.   At March 31, 2008 deferred revenue was $215.

The Company requires at least a 50% cash deposit on its other sales orders of fish line products to all other customers.  These cash deposits are recorded as deferred revenue and subsequently recognized as current revenue as delivery of the orders are made.  Cash deposits on undelivered fish line product orders recorded as deferred revenue at March 31, 2008 and December 31, 2007 totaled $ 329 and $ 294 , respectively.

NOTE D .   DEFERRED GRANT REVENUE AND EXPENSE

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

NOTE E .  BANK LINE OF CREDIT

The Company has a $250 bank line of credit available from US Bank until August 21, 2008.  The line of credit interest rate is prime plus 1%.  The line of credit is personally guaranteed by three of the Company’s Directors and Officers; the Chairman of the Board, Chief Executive Officer and President.  There was no balance outstanding on the line of credit at March 31, 2008 or December 31, 2007.

NOTE F . NET INCOME (LOSS) PER SHARE

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

Three-Month Periods Ended March 31, 2008 and 2007

Sales and Revenue
Our total sales and revenue decreased to $20 thousand for the three months ended March 31, 2008 compared to $334 thousand for the three months ended March 31, 2007.  The decrease was primarily due to the loss of $185 thousand in prior revenue from National Institute of Health grants received during the three months ended March 31, 2007.  Grant funding from the last grant awarded in 2006 ceased August 31, 2007.

Revenue specifically related to products and services also decreased from $149 thousand from the three months ended March 31, 2007 to $20 thousand for the three months ended March 31, 2008.  The decrease was primarily due to the loss of $110 thousand in revenue from our contract services with Merck.  As of December 31, 2007, we had completed the work contemplated by this agreement.  Revenue also decreased to $20 thousand for the three months ended March 31, 2008 from $39 thousand for three months ended March 31, 2007 primarily as a result of a lower average sales prices per order.  In the three months ended March 31, 2008 there were a higher percentage of sales under the Harvard contract, which has lower pricing compared to other customers.

Operating expenses
Operating expenses increased to $737 thousand for the three months ended March 31, 2008 compared to $388 thousand the three months ended March 31, 2007.  The increase is primarily due to higher selling, general and administrative expenses, cost of products and services, and research and development partially offset by less grant expense.

The cost of products and services increased in the three months ended March 31, 2008 to $249 thousand from $166 thousand in the three months ended March 31, 2007.  The increase of $83 thousand , or 50%, was primarily due to less grant subsidy, increased staff and lab expenses.

Selling, general and administrative expense increased $382 thousand to $419 thousand in the three months ended March 31, 2008 compared to $37 thousand in the three months ended March 31, 2007.  The increase is primarily due to increased staff, legal, consultants and professional fees partially offset by no active grants which absorbed certain selling, general and administrative expenses in the three months ended March 31, 2007.

Research and development increased to $69 thousand in the three months ended March 31, 2008 compared to $0 for the three months ended March 31, 2007.  The increase is primarily due to commencing the drug discovery strategy including increased headcount and related expenses.

Other income
Other income increased to $30 thousand in the three months ended March 31, 2008 compared to $ 2 thousand for the three months ended March 31, 2007.  The increase is primarily due to increased interest income from larger cash equivalent balances held in the three months ended March 31, 2008.

Liquidity and Capital Resources

As of March 31, 2008, our cash and cash equivalents decreased $0.7 million to $2.9 million from $3.6 million at December 31, 2007.  The decrease is primarily due to $ 0.7 million of net cash used in operations for the three months ended March 31, 2008, mostly a result of the $687 thousand net loss for the quarter.  The $ 0.7 million of net cash used in operations for the three months ended March 31, 2008 represented a $ 650 thousand  increase in cash used from the $40 thousand of cash used in the three months ended March 31, 2007.

Deposits, prepaids and other expenses at March 31, 2008 increased by $101 thousand , to $175 thousand , from $74 thousand at December 31, 2007.  The increase was primarily due to an $111,000 deposit placed for laboratory equipment to be used for our planned drug discovery programs.

At March 31, 2008, our net property and equipment balance decreased $9 thousand to $312 thousand , from $321 thousand at December 31, 2007.  The decrease was due primarily to depreciation expense partially offset by capital expenditures.

We anticipate capital expenditures of approximately $300 thousand in 2008, primarily for lab related equipment for our planned drug discovery business.

We have incurred a net loss of $2. 9 million , for the period from our inception, September 13, 2001 to March 31, 2008.  Our future is currently dependent upon our ability to obtain financing and upon future profitable operations from drug discovery, contracts with pharmaceutical or biotechnology companies and sales of mutant fish lines.

We believe that the approximately $2.9 million cash and cash equivalents as of March 31, 2008, will provide sufficient liquidity to mid-December 2008.  We anticipate we will raise up to approximately $8 - $10 million in the fourth quarter 2008 to fund cash used for operating purposes.
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

Znomics, Inc.

Date:	July 18 , 2008

By: /s/ Richard A. Sessions Richard A. Sessions Title: Chief Executive Officer and Director By: /s/ Kerry D. Rea Kerry D. Rea Title: Chief Financial Officer