Form 10-K/A
period 2007-12-31
Znomics, Inc.
filed 2008-07-25
CIK 1371473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

Explanatory Note

The purpose of this Amendment No. 2 to the Amended Annual Report on Form 10-K/A previoulsy filed with the United States Securities and Exchange Commission on July 23, 2008, is to include the entirety of Exhibit 10.1 as certain portions were omitted previously purusuant to request for confidential treatment.

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

Revenue related to products and services decreased from $220 thousand for the year ended December 31, 2006 to $198 thousand for the year ended December 31, 2007, or $22 thousand (10%).   The decrease was primarily due a decrease of $90 thousand, or 45%, in contract services to Merck in 2007 compared to 2006.  Partially offsetting the decrease was an increase in sales of mutant fish lines of $68 thousand, or 340%, in 2007 over 2006 due to higher unit shipments.

Loss from Operations
For the year ended December 31, 2007, the loss from operations increased to $1.2 million from $0.1 million in 2006.  The increase in loss from operations was primarily due to increases in the cost of products and services and selling, general and administrative expenses, partially offset by lower grant expenses.

Operating expenses
Operating expenses increased to $1.8 million from $1.1 million, or 67%, from the year ended 2007 compared to 2006.  The increase was primarily due to increases in the cost of products and services, as well as selling, general and administrative expenses, partially offset by a decrease in grant expense.

The cost of products and services increased to $1.0 million in 2007, compared to $0.3 million in 2006.  The increase in 2007 was a reflection of less grant subsidy available to offset the cost of products and services, increased salaries due to additional personnel, and increased stock compensation expense.

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

The $649 thousand of cash used by operations in 2007 represented a $823 thousand increase in cash used from the $174 thousand of cash provided by operations in 2006. In 2007, we recorded a net cash outflow of $774 thousand from our loss from operations, net of $294 thousand from stock based compensation, $87 thousand from depreciation and $37 thousand from stock warrants. In 2006, we recorded a net cash outflow of $66 thousand from our net loss of $129 thousand net of depreciation of $63 thousand. This $823 thousand increase in cash used in 2007 compared to 2006 is primarily due to an increase in net loss of $1.1 million. The $1.1 million variance in 2007 as compared to 2006 was primarily due to a decrease in revenue of $330 thousand and $731 thousand in increased operating expenses.

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

We have incurred a net loss of $2.2 million for the period from our inception to December 31, 2007. Our future is currently dependent upon our ability to obtain financing and upon future profitable operations from drug discovery, contracts with pharmaceutical companies and sales of mutant fish lines.

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

Moore & Associates Chartered
Las Vegas, Nevada
July 16, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

ZNOMICS, INC.
Balance Sheets  ($ in thousands except per share data)
For the Years Ended December 31, 2007 and 2006

Assets	Restated 2007	Restated 2006
Current assets:
Cash and cash equivalents	$3,659	$138
Accounts receivable	106	72
Prepaid and other expenses	74	15
Total current assets	3,839	225

Property and equipment, net of accumulated depreciation	321	238

Total asssets	$4,160	$463

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$154	$5
Accrued liabilities	30	113
Deferred grant revenue and expense	-	23
Deferred revenue	514	338
Current portion of long term liabilities	10	17
Total current liabilities	708	496

Long term liabilities:
Capital leases, net of current portion	-	1
Notes payable, net of current portion	-	9
Total long term liabilities	-	10

Total liabilities	708	506

Stockholders' equity:
Convertible preferred stock:
Series A, $0.01 par value; 660,000 shares authorized; 657,405 shares issued and outstanding	-	7
Series B, $0.01 par value, 130,000 shares authorized and 126,675 shares issued and outstanding	-	1
Common stock, $0.001 and $0.01 par value,
100,000,000 and 9,340,000 shares authorized, 11,072,560 and 1,500,000 shares issued and outstanding at December 31, 2007 and 2006, respectively	11	15
Additional paid-in capital	5,625	926

Deficit accumulated during the development stage	(2,184)	(992)

Total stockholders' equity (deficit)	3,452	(43)

Total liabilities and stockholders' equity	$4,160	$463

The accompanying notes are an integral part of the financial statements.

ZNOMICS, INC.
(A Development Stage Enterprise)
Statements of Operations ($ in thousands except per share data)
For the Years Ended December 31, 2007 and 2006
and the Period from September 13, 2001 (Date of Inception) to December 31, 2007

	Year Ended December 31, 2007	Restated Year Ended December 31, 2006	Restated September 13, 2001 (Inception) to December 31, 2007

Sales related to products and services	$198	$220	$624
Grant revenue	438	746	2,006
Total sales and revenue	636	966	2,630

Operating expenses:
Cost of products and services	1,023	338	1,455
Grant expense	438	746	2,006
Selling, general and administrative	345	8	544
Research and development	17	-	770

Total operating expenses	1,823	1,092	4,775

Loss from operations	(1,187)	(126)	(2,145)

Other income (expense):
Investment income	38	2	47
Interest expense	(5)	(5)	(52)
Other expense, net	(38)	-	(34)

Total other income (expense)	(5)	(3)	(39)

Loss before income tax	(1,192)	(129)	(2,184)
Income tax	-	-	-
Net loss	$(1,192)	$(129)	$(2,184)

Loss per common share data:
Basic	$(0.35)	$(0.09)
Diluted	$(0.35)	$(0.09)

Weighted average common shares outstanding:
Basic and Diluted	3,414,509	1,500,000

The accompanying notes are an integral part of the financial statements.

ZNOMICS, INC.
Statement of Stockholders' Equity (in thousands)
For the Period from September 13, 2001 (Date of Inception) to December 31, 2007

	Series A convertible preferred stock Shares Amount		Series B convertible preferred stock Shares Amount		Common stock Shares Amount		Additional paid-in capital	Restated Deficit accumulated during development stage	Restated Total
Balance at September 13, 2001		$-		$-		$-	$-	$-	$-

Issuance of common stock to founders - September 13, 2001					1,500	15			15

Issuance of Series A convertible preferred stock - January 30, 2002	657	7					650		657

Issuance of Series B convertible preferred stock - April 13, 2005			127	1			253		254

Contribution of laboratory equipment							23		23

Net loss								(863)	(863)

Balance at December 31, 2005	657	7	127	1	1,500	15	926	(863)	86

Net loss								(129)	(129)

Balance at December 31, 2006	657	7	127	1	1,500	15	926	(992)	(43)

Cancellation of preferred and common stock on merger	(657)	(7)	(127)	(1)	(1,500)	(15)			(23)

Issuance of new common stock on merger					11,073	11	4,198		4,209

Issuance of stock warrants							207		207

Stock option valuation							294		294

Net loss								(1,192)	(1,192)

Balance at December 31, 2007	-	$-	-	$-	11,073	$11	$5,625	$(2,184)	$3,452

The accompanying notes are an integral part of the financial statements.

ZNOMICS, INC.
Statements of Cash Flows (in thousands)
For the Years Ended December 31, 2007 and 2006
and the Period from September 13, 2001 (Date of Inception) to December 31, 2007

	Year Ended December 31, 2007	Restated Year Ended December 31, 2006	Restated September 13, 2001 (Inception) to December 31, 2007
Cash flows from operating activities:
Net loss	$(1,192)	$(129)	$(2,184)
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	87	63	269
Stock-based compensation charges	294	-	294
Stock warrants, expense	37	-	37
Issuance of stock for licensing and services	-	-	66
Changes in operating assets and liabilities:
Accounts receivable	(34)	(20)	(106)
Prepaid and other expenses	(60)	(6)	(74)
Accounts payable	148	4	154
Accrued liabilities	(83)	40	30
Deferred grant revenue and expense	(23)	(116)
Deferred revenue	177	338	515

Net cash provided (used) by operating activities	(649)	174	(999)

Cash flows from investing activities:
Capital expenditures	(169)	(131)	(650)

Net cash used by investing activities	(169)	(131)	(650)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	4,356	-	4,356
Proceeds from issuance of preferred stock	-	-	860
Proceeds from sale of equipment		82	82
New borrowings	160	-	640
Principal payments, capital leases and notes payable	(177)	(108)	(630)

Net cash provided (used) by financing activities	4,339	(26)	5,308

Net increase in cash and cash equivalents	3,521	17	3,659

Cash at beginning of period	138	121	-

Cash at end of period	$3,659	$138	$3,659

Supplemental disclosures:
Cash paid for interest	$5	$5	$29
Cash paid for income taxes	$-	$-	$-

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

NOTE D.  ACCOUNTS RECEIVABLE

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

NOTE E.  PROPERTY AND EQUIPMENT

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

NOTE F.   STOCKHOLDERS’ EQUITY

Common stock

On September 13, 2001, the Company issued 1,500,000 shares of common stock at $0.01 par value to the founders of the Company in exchange for services provided, including the development of a business plan and management of the company.

Convertible preferred stock

Series A

Under its Amended Articles of Incorporation, the Company was authorized to issue an additional 8,500,000 shares for a total of 10,000,000 shares of stock, of which 660,000 shares was designated Series A convertible preferred stock.  On January 30, 2002, the company sold 630,000 shares of Series A preferred stock at $1.00 per share, the issue price.  In addition, the Company issued 15,625 shares of Series A preferred stock to Oregon Health and Sciences University for a one-year technology license and 11,780 shares of Series A preferred stock to founders to reimburse expenses incurred

ZNOMICS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Years Ended December 31, 2007 and 2006
(in thousands except share data)

NOTE F.  STOCKHOLDERS’ EQUITY (Continued)

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
(in thousands except share data)

NOTE F.  STOCKHOLDERS’ EQUITY (Continued)

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

NOTE G.  STOCK OPTIONS AND WARRANTS

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
(in thousands except share data)

NOTE G.  STOCK OPTIONS AND WARRANTS (Continued)

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

NOTE H.  RESEARCH AND DEVELOPMENT

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

NOTE I.  ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31, 2007 2006
Payroll liabilities	$23	$19
Accrued vacation	$7	$10
Legal fees payable	-	84

	$30	$113

NOTE J.  DEFERRED REVENUE

In 2006 the Company entered into a contract agreement to provide 1,000 fish line products to Harvard University for a total of $450.  One-half, or $225, was  received, including a nonrefundable portion of $50, by the Company in 2006.  No deliveries were made to Harvard until 2007, resulting in deferred revenue at December 31, 2007 and 2006 of $220 and $225, respectively.

The Company requires at least a 50% cash deposit on its other sales orders of fish line products to all other customers.  These cash deposits are recorded as deferred revenue and subsequently recognized as current revenue as delivery of the orders are made.  Cash deposits on undelivered fish line product orders recorded as deferred revenue at December 31, 2007 and 2006 totaled $294 and $113, respectively.

ZNOMICS, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
For the Years Ended December 31, 2007 and 2006
(in thousands except share data)

NOTE K.   DEFERRED GRANT REVENUE AND EXPENSE

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

NOTE L.  INCOME TAXES

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

NOTE L.  INCOME TAXES (Continued)

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

NOTE L.  INCOME TAXES (Continued)

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

NOTE M.  LONG TERM DEBT

December 31, 2007 2006
Loan from Washington Mutual Bank for a fish tank system payable in monthly principal installments of $833 plus computed interest at a variable rate adjusted daily of the prime rate plus 2% maturing January 1, 2009, guaranteed by two officers	$9	$19

Following are maturities of long-term debt :

2008	$9
2009 and thereafter	-

$9

NOTE N.  CAPITAL LEASE COMMITMENTS

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

NOTE N.  CAPITAL LEASE COMMITMENTS (Continued)

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

NOTE O.  OPERATING LEASE

The Company leases office and laboratory facilities under an operating lease.  The term of the lease is quarter-to-quarter.  Rent expense for the years ended December 31, 2007 and 2006 was $71 and $54, respectively.

NOTE P.  BANK LINE OF CREDIT

The Company has a $250 bank line of credit available from US Bank until August 21, 2008.  The line of credit interest rate is prime plus 1%.  The line of credit is personally guaranteed by three of the Company’s Directors and Officers, the Chairman of the Board, Chief Executive Officer and President.  There was no balance outstanding on the line of credit at December 31, 2007.

NOTE Q.  RELATED PARTY TRANSACTIONS

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

NOTE R.  SUBSEQUENT EVENTS

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

NOTE S.  MERGER

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

Item 13.   Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
10.1	Research and License Agreement, dated November 15, 2005
23.1	Consent of Moore & Associates, Chartered Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
July 23 , 2008

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/Kerry D. Rea
Kerry D. Rea Chief Financial Officer
July 23 , 2008