Form 10-Q
period 2008-06-30
Znomics, Inc.
filed 2008-08-12
CIK 1371473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  11,072,560 common shares as of July 25, 2008

 PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Unaudited Balance Sheets as of June 30, 2008 and December 31, 2007;

F-2	Unaudited Statements of Operations for the three and six months ended June 30, 2008 and 2007 and for the period from inception on September 13, 2001 through June 30, 2008;

F-3	Unaudited Statements of Cash Flow for the six months ended June 30, 2008 and 2007 and for the period from inception on September 13, 2001 through June 30, 2008;

F-4	Unaudited Statement of Stockholders’ Equity for the period from inception on September 13, 2001 through June 30, 2008; and

F-5	Notes to Unaudited Condensed Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

ZNOMICS, INC.
(A Development Stage Company)
Condensed Balance Sheets  (in thousands except share data)
(Unaudited)

Assets	June 30, 2008	December 31, 2007
Current assets:
Cash and cash equivalents	$2,307	$3,659
Accounts receivable, net	38	106
Deposits, prepaid and other expenses	45	74
Total current assets	2,390	3,839

License agreement, net of accumulated amortization	19	-
Property and equipment, net of accumulated depreciation	420	321

Total assets	$2,829	$4,160

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$73	$154
Accrued liabilities and note payable	258	40
Deferred revenue	488	514
Total current liabilities	819	708

Total liabilities	819	708

Stockholders' equity:
Common stock, $0.001 par value, 90,000,000 shares authorized, 11,072,560 shares issued and outstanding at June 30, 2008 and December 31, 2007	11	11
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none outstanding	-	-
Additional paid-in capital	5,714	5,625

Deficit accumulated during the development stage	(3,715)	(2,184)

Total stockholders' equity	2,010	3,452

Total liabilities and stockholders' equity	$2,829	$4,160

The accompanying notes are an integral part of the financial statements.

ZNOMICS, INC.
(A Development Stage Company)
Condensed Statements of Operations (in thousands except share data)
(Unaudited)
For the Three and Six Months Ended June 30, 2008 and 2007
and the Period from September 13, 2001 (Date of Inception) to June 30, 2008

	Three months ended		Six months ended		September 13, 2001 (Inception)
	June 30		June 30		to June 30,
	2008	2007	2008	2007	2008

Sales related to products and services	$53	$9	$73	$159	$697
Grant revenue	-	145	-	329	2,006
Total sales and revenue	53	154	73	488	2,703

Operating expenses:
Cost of products and services	259	192	508	359	1,963
Grant expense	-	145	-	329	2,006
Selling, general and administrative	425	36	844	73	1,388
Research and development	229	-	298	-	1,068

Total operating expenses	913	373	1,650	761	6,425

Loss from operations	(860)	(219)	(1,577)	(273)	(3,722)

Other income (expense):
Loss on disposition of assets	-	-	(1)	-	(1)
Investment income	16	2	48	5	95
Interest expense	-	(1)	(1)	(2)	(53)
Other expense, net	-	-	-	-	(34)

Total other income	16	1	46	3	7

Loss before income tax	(844)	(218)	(1,531)	(270)	(3,715)
Income tax expense	-	-	-	-	-
Net loss	$(844)	$(218)	$(1,531)	$(270)	$(3,715)

Loss per common share data:
Basic	$(0.08)	$(0.15)	$(0.14)	$(0.18)
Diluted	$(0.08)	$(0.15)	$(0.14)	$(0.18)

Weighted average common shares outstanding:
Basic and Diluted	11,072,560	1,500,000	11,072,560	1,500,000

The accompanying notes are an integral part of the financial statements.

ZNOMICS, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows (in thousands except share data)
(Unaudited)
For the Six Months Ended June 30, 2008 and 2007
and the Period from September 13, 2001 (Date of Inception) to June 30, 2008

	Six Months Ended		September 13, 2001 (Inception) to
	June 30, 2008	June 30, 2007	June 30, 2008
Operating activities:
Net loss	$(1,531)	$(270)	$(3,715)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	59	40	328
Stock-based compensation	89	-	383
Stock warrants, expense	-	-	37
Issuance of stock for licensing and services	-	-	66
Loss on sale or disposition of assets	1		1
Changes in operating assets and liabilities:
Accounts receivable	68	25	(38)
Prepaid and other expenses	29	4	(45)
Accounts payable	(81)	126	73
Accrued liabilities	228	(82)	258
Deferred revenue	(26)	124	488

Net cash used in operating activities	(1,164)	(33)	(2,164)

Investing activities:
Capital expenditures	(178)	(95)	(827)

Net cash used in investing activities	(178)	(95)	(827)

Financing activities:
Proceeds from issuance of common stock, net	-	-	4,356
Proceeds from issuance of preferred stock	-	-	860
Proceeds from sale of equipment	-	-	82
New borrowings	-	250	640
Principal payments, capital leases and notes payable	(10)	(9)	(640)

Net cash provided (used) in financing activities	(10)	241	5,298

Net increase (decrease) in cash and cash equivalents	(1,352)	113	2,307

Cash at beginning of period	3,659	138	-

Cash at end of period	$2,307	$251	$2,307

Supplemental disclosures:
Cash paid for interest	$1	$1	$30
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

ZNOMICS, INC.
(A Development Stage Company)
Statement of Stocholders' Equity (in thousands except share data)
(Unaudited)
For the Period from September 13, 2001 (Date of Inception) to June 30, 2008

	Series A convertible preferred stock $.01 par		Series B convertible preferred stock $.01 par		Common stock		Additional paid-in	Deficit accumulated during development
	Shares	Amount	Shares	Amount	Shares	Amount	capital	stage	Total

Balance at September 13, 2001		$-		$-		$-	$-	$-	$-

Issuance of common stock to founders - September 13, 2001, $.01 par					1,500	15			15

Issuance of Series A convertible preferred stock - January 30, 2002	657	7					650		657

Issuance of Series B convertible preferred stock - April 13, 2005			127	1			253		254

Contribution of laboratory equipment							23		23

Net loss								(992)	(992)

Balance at December 31, 2006	657	7	127	1	1,500	15	926	(992)	(43)

Cancellation of preferred and common stock on merger	(657)	(7)	(127)	(1)	(1,500)	(15)			(23)

Issuance of new common stock on merger, $.001 par					11,073	11	4,198		4,209

Issuance of stock warrants							207		207

Stock-based compensation							294		294

Net loss								(1,192)	(1,192)

Balance at December 31, 2007	-	-	-	-	11,073	11	5,625	(2,184)	3,452

Stock-based compensation							89		89

Net loss								(1,531)	(1,531)
Balance at June 30, 2008	-	$-	-	$-	11,073	$11	$5,714	$(3,715)	$2,010

The accompanying notes are an integral part of the financial statements.

ZNOMICS, INC.
(A Development Stage Company)
Notes to Financial Condensed Statements
 (in thousands except share data)
NOTE A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

As a start-up, the Company has not yet generated significant revenue and its activities have consisted primarily of developing the proprietary gene knock-out technology and building the mutational gene library, raising capital and recruiting personnel.  Accordingly, the Company is considered to be in the development stage as of June 30, 2008 as defined by Statement of Financial Accounting Standards, or SFAS No. 7, Accounting and Reporting by Development Stage Enterprises.

As required for development stage companies, cumulative statements of operations and cash flows from September 13, 2001 (date of inception) through June 30, 2008 have been presented along with the statements of operations and cash flows for the interim periods ended June 30, 2008 and 2007.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).  However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In addition, the preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes.  For Znomics, Inc. (the “Company”), the accounting estimates requiring management’s most difficult and subjective judgments include revenue recognition, the assessment of recoverability of long-lived assets, the valuation of investments in and receivables from privately held companies, the recognition and measurement of income tax assets and liabilities and the accounting for stock-based compensation.  In the opinion of management, the financial statements include all adjustments consisting of normal, recurring adjustments necessary for the fair presentation of the results of the interim periods presented.  These condensed financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2007 as included in the Company’s 2007 Annual Report on Form 10-KSB as filed, as amended,  with the SEC on July 23, 2008.

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

Stock-Based Compensation

The Company has a stock-based employee compensation plan, and accounts for rights under these plans under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. SFAS No. 123(R) requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors.  The compensation expense for the Company’s stock-based payments is based on estimated fair values at the time of the grant.  Stock-based compensation expense recognized under SFAS No. 123(R) for the six months ended June 30, 2008 was $89, which consisted of stock-based compensation expense related to unvested grants of employee stock options.  The table below summarizes the stock-based compensation expense:

Six Months Ended June 30, 2008
Cost of sales and services	$28
Drug Development	6
General and administrative	55
Total stock-based compensation
Expense included in loss from operations	$89

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

NOTE B.  DEFERRED REVENUE

In 2006 the Company entered into a contract agreement to provide 1,000 fish line products to Harvard University for a total of $450.  One-half, or $225, was received, including a nonrefundable portion of $50, by the Company in 2006.  No deliveries were made to Harvard until 2007, resulting in deferred revenue at December 31, 2007 of $220.   At June 30, 2008 deferred revenue was $214.

The Company requires at least a 50% cash deposit on its other sales orders of fish line products to all other customers.  These cash deposits are recorded as deferred revenue and subsequently recognized as current revenue as delivery of the orders are made.  Cash deposits on undelivered fish line product orders recorded as deferred revenue at June 30, 2008 and December 31, 2007 totaled $274 and $294, respectively.

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

As of June 30, 2007, the Company had received grant funds in excess of recorded, uncapitalized expenses in the amount of $39.  As of the year ended December 31, 2007, the company had expended all its grant funds, consequently no deferred grant revenue existed.

NOTE D.  BANK LINE OF CREDIT

The Company has a $250 bank line of credit available from US Bank until August 21, 2008.  The line of credit interest rate is prime plus 1%.  The line of credit is personally guaranteed by three of the Company’s Directors and Officers; the Chairman of the Board, Chief Executive Officer and President.  There was no balance outstanding on the line of credit at June 30, 2008 or December 31, 2007.

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

For the six months ended June 30, 2008 and 2007 options and warrants exercisable representing convertible securities were excluded were excluded from the calculation as their effect would have been antidilutive.

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

Overview

We are engaged in the business of drug discovery and development with a cutting-edge biotechnology platform that leverages the unique attributes of the zebrafish.  We have spent the past five years developing a library of genetic mutations in the zebrafish, a vertebrate with genes related to approximately 80-90% of the genes found in humans. This is the first mutational library in a vertebrate. Currently our Library contains mutations in about 50% of the zebrafish genes and we hope to increase the number of mutated genes to nearly 90% over the next few years. We are leveraging this technology for our own internal drug discovery as well as for licensing and collaborating with pharmaceutical companies and other research organizations, such as universities.  Our drug discovery program represents a new paradigm for preclinical target and lead compound development by using whole animal screening instead of the one target, cell-based screening prevalent in the industry.  The in vivo, high throughput screening of zebrafish is expected to speed the discovery process as well as yield targets and compounds that cannot be obtained with single target methods.  Our approach will be especially suitable for diseases with complex biology, because all possible targets in the animal are being screened at the same time.

We also sell mutant fish strains to academic scientists at universities and obtain the option to negotiate for exclusive commercial rights to any discoveries made using our fish.  This can add important new technology to our intellectual property portfolio.

Business of Znomics

Our plan of operation in general is to:

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
-
pursue various National Institute of Health grants to develop disease models, improve the ZeneMark® Library technology, and develop therapeutic compounds for diseases.  Due to the timing of the grant application and approval process,  grant revenue is not expected until 2009.

 Identification of preclinical compounds, including discovery of new drug targets, is the primary goal of the company.  Based on disease models developed from the ZeneMark® Library and/or licensed from academic collaborators, we have launched drug discovery programs in three specific areas of major unmet medical need (obesity/diabetes, inflammation, and cancer). We are initiating high-throughput in vivo screening to identify lead compounds therapeutically active for obesity.  We have initial lead compounds and are continuing screening for T-cell related diseases of leukemia, lymphoma and autoimmune diseases.  We have a lead compound for inflammation and are beginning work on its optimization. Our overall program involves a combination of proprietary research,  medicinal chemistry and compound screening, as well as developing collaborative research programs with pharmaceutical and biotechnology companies. We established a program with Merck, Inc. during 2005-2008 for drug target discovery in the area of metabolism.  Our proprietary ZeneMark® Library is used to identify genes that may serve as the next generation of drug targets..  We hope to license these targets to the pharmaceutical industry for conventional high-throughput in vitro screening of drug libraries. Licensing agreements for preclinical compounds with pharmaceutical companies are expected to involve an upfront cash payment, milestone payments as the compound progresses through given events such as clinical trials, and royalties on the sales of resulting FDA-approved drugs when marketed.  We anticipate that the type and amount of payments will be the subject of negotiation between the parties. We do not currently have any such agreements in place. There is, however, an existing market in the pharmaceutical industry for the sale of intellectual property such as drug targets, lead compounds, disease models and related services and we expect to derive significant revenues from these activities.

Our management has set a goal of identifying preclinical compounds in three major diseases in 2010.  We believe that we may require approximately $8 - $10 million in additional capital to implement this plan for drug discovery, although these anticipated capital requirements may be offset by zebrafish and services sales along with pharmaceutical company collaborations and grant revenue.  The recent sale of 3,253,333 shares of our common stock for $4.88 million allows us to pursue our business plan into the second half of 2008. We intend to attempt to raise approximately $8 - $10 million in October of 2008 in order to provide us with the resources to execute our business plan longer term. We intend to do so through a private equity offering by engaging a placement agent to identify and attract potential investors. If we are unable to raise the necessary funds through private equity offerings, we will attempt to do so through other traditional equity and debt financing instruments.

Provided we are successful at raising the additional capital necessary to do so, we intend to implement the following steps designed to achieve the projected drug development plan.

-	Recruit and hire scientific and management personnel, including senior and junior scientists, to accelerate this business plan.
-	Acquire additional chemistry libraries, outsource medicinal chemistry, screening equipment and other facilities and equipment sufficient for the partnering and proprietary drug development programs.
-	Recruit and hire additional staff for in-house research programs and project management.

 Products and Services

Our technology platform coupled with the expertise of our researchers provides a new approach to drug development. Central to many of our activities is the ZeneMark® Library, our searchable catalogued, repository of retroviral insertional mutations in the zebrafish, accessed from our website (Znomics.com). Retroviral insertional mutagenesis is the process of artificially engineering changes in one or more genes of an organism.  We achieve this by placing into a zebrafish embryo a small amount of foreign DNA taken from a virus, or inserting a retrovirus, and thereby creating a mutation in the zebrafish DNA.  This Library, when completed, is expected to contain insertions representing nearly all the mutated and marked genes of the zebrafish. The zebrafish genome, now being sequenced by the Sanger Centre in the United Kingdom, is expected to have between 20,000 to 25,000 genes.  Approximately 50% of these genes are currently contained in our ZeneMark® Library, and the inclusion of the remaining 50% is part of our ongoing research program. We believe that, compared with existing methods, including those using mouse strains, the ZeneMark®  Library will provide a more rapid and cost-effective method for identifying gene function and validating new drug targets. Fish strains containing full or partial disruptions of approximately 11,000 different genes, as a result of a retroviral insertion into an exon or a particular promoter/intronic region of the DNA are available to university scientists for purchase and use in their research.  We plan to use this library to develop disease models and assays to test drug-like compounds.

Drug and Drug Target Discovery – Znomics’ Internal Discovery Efforts

Disease Models and Assays

Disease models, whether developed in rodents, zebrafish, yeast, or cultured cells, are all designed to allow scientists to probe a particular physiological process directly relevant to human disease. We are developing proprietary zebrafish models and assays for the identification of drugs and drug targets.  We currently have an obesity disease model and expect to derive additional disease models and assays from our ZeneMark ® Library and through licensing arrangements with academic collaborators.

We have three principal disease focus areas: obesity/diabetes, inflammation, and cancer.  Disease models and assays developed by us may then be used for both lead compound identification and drug target identification, as described below.  Disease models and assays may also be used for proprietary discovery programs, or form the basis for collaborative research and development programs with pharmaceutical and biotechnology industry partners.

High Throughput in Vivo Screening and Lead Compound Identification

The highest value for us, and our major emphasis in the future, will be developing our own proprietary drug discovery effort to find new lead compounds for major diseases with inadequate treatments.

Our goal is to advance our three disease programs and obtain preclinical lead compounds for the diseases in the next three years.  For this purpose, we are acquiring in-house compounds and medicinal chemistry expertise as well as obtaining expertise through collaborations with university and pharmaceutical company partners.  In these collaborative arrangements we will seek to maintain a percentage of downstream rights to drugs discovered as a consequence of the collaboration.   We expect to identify truly novel structures with novel mechanisms-of-action.  These compounds are therefore expected to be of significant economic value.

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

 Drug Target Validation

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

Financing

The November 2007 sale of 3,253,333 shares of our common stock for $4.88 million allows us to commence our near-term business plan only.  We intend to attempt to raise an additional $8 - $10 million during October of 2008 in order to provide us with the resources to execute on our long-term drug discovery plan.  We do not presently have sufficient capital to operate our business beyond December 2008.  In connection with raising this additional capital, we expect to incur substantial placement, accounting and legal fees.

Results of Operations for the Three-Month Periods Ended June 30, 2008 and 2007

Sales and Revenue
Our total sales and revenue decreased to $53 thousand for the three months ended June 30, 2008 compared to $154 thousand for the three months ended June 30, 2007.  The decrease was primarily due to the loss of $145 thousand  in prior revenue from National Institute of Health grants received during the three months ended June 30, 2007.  Grant funding from the last grant awarded in 2006 ceased August 31, 2007.

Revenue specifically related to products and services increased from $9 thousand from the three months ended June 30, 2007 to $53 thousand for the three months ended June 30, 2008.  The increase was due to increased shipments of fish lines.

Operating expenses
Operating expenses increased to $913 thousand for the three months ended June 30, 2008 compared to $373 thousand the three months ended June 30, 2007.  The increase is primarily due to higher selling, general and administrative expenses, cost of products and services, and research and development partially offset by the absence of grant expense.

The cost of products and services increased in the three months ended June 30, 2008 to $259 thousand from $192 thousand in the three months ended June 30, 2007.  The increase of $67, or 35%, was primarily due to loss of grant subsidy, increased staff and lab expenses.

Selling, general and administrative expense increased $389 thousand to $425 thousand in the three months ended June 30, 2008 compared to $36 thousand in the three months ended June 30, 2007.  The increase is primarily due to increased staff, legal, consultants and professional fees and stock compensation expense, as well as having no active grants which absorbed certain selling, general and administrative expenses in the three months ended June 30, 2007.

Research and development increased to $229 thousand in the three months ended June 30, 2008 compared to $0 for the three months ended June 30, 2007.  The increase is primarily due to commencing the drug discovery strategy including increased headcount and related expenses.

Other income
Other income increased to $16 thousand in the three months ended June 30, 2008 compared to $1 thousand for the three months ended June 30, 2007.  The increase is primarily due to increased interest income from larger cash equivalent balances held in the three months ended June 30, 2008.

Results of Operations for the Six-Month Periods Ended June 30, 2008 and 2007

Sales and Revenue
Our total sales and revenue decreased to $73 thousand for the six months ended June 30, 2008 compared to $488 thousand for the six months ended June 30, 2007.  The decrease was primarily due to the loss of $329 thousand in prior revenue from National Institute of Health grants received during the six months ended June 30, 2007.  Grant funding from the last grant awarded in 2006 ceased August 31, 2007.

Revenue specifically related to products and services also decreased, from $159 thousand from the six months ended June 30, 2007 to $73 thousand for the six months ended June 30, 2008.  This was due to decreased shipments of fish lines.

Operating expenses
Operating expenses increased to $1.65 million for the six months ended June 30, 2008 compared to $761 thousand the six months ended June 30, 2007.  The increase is primarily due to higher selling, general and administrative expenses, cost of products and services, and research and development, partially offset by the absence of grant expense.

The cost of products and services increased in the six months ended June 30, 2008 to $508 thousand from $359 thousand in the six months ended June 30, 2007.  The increase of $149 thousand, or 42%, was primarily due to loss of grant subsidy, increased staff and lab expenses.

Selling, general and administrative expense increased $771 thousand to $844 thousand in the six months ended June 30, 2008 compared to $73 thousand in the six months ended June 30, 2007.  The increase is primarily due to increased staff, investor relations, consultants and professional fees and stock compensation expense, as well as having no active grants which absorbed certain selling, general and administrative expenses in the six months ended June 30, 2007.

Research and development increased to $298 thousand in the six months ended June 30, 2008 compared to $0 for the six months ended June 30, 2007.  The increase is primarily due to commencing the drug discovery strategy including increased headcount and related expenses.

Other income
Other income increased to $46 thousand in the six months ended June 30, 2008 compared to $3 thousand for the six months ended June 30, 2007.  The increase is primarily due to increased interest income from larger cash equivalent balances held in the six months ended June 30, 2008.

Liquidity and Capital Resources

As of June 30, 2008, our cash and cash equivalents decreased $1.3 million to $2.3 million from $3.6 million at December 31, 2007.  The decrease is primarily due to $1.2 million of net cash used in operations for the six months ended June 30, 2008, mostly a result of the $1.5 million net loss for that period.  The $1.2 million of net cash used in operations for the six months ended June 30, 2008 represents a $1.1 million increase in cash used from the $33 thousand of cash used in the six months ended June 30, 2007.

Our net property and equipment at June 30, 2008 increased by $99 thousand to $420 thousand from $321 thousand at December 31, 2007.  The increase was primarily due to the purchase of $111 thousand of laboratory equipment to be used for our planned drug discovery programs, partially offset by depreciation expense.  We anticipate additional capital expenditures of approximately $163 thousand in 2008, primarily for lab related equipment for our planned drug discovery business.

We have incurred a net loss of $3.7 million for the period from our inception, September 13, 2001 to June 30, 2008.  Our future is currently dependent upon our ability to obtain financing and upon future profitable operations from drug discovery, contracts with pharmaceutical or biotechnology companies and sales of mutant fish lines.

We believe that the approximately $2.3 million cash and cash equivalents as of June 30, 2008, will provide sufficient liquidity through 2008.  We anticipate we will likely seek to raise additional equity capital of $8 - $10 million in the October of 2008 to fund our business.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Richard Sessions and Chief Financial Officer, Kerry Rea.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures are effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On August 11, 2008, the registration statement filed on Form S-1/A (Commission file number 333-148220) was declared effective by the SEC. This offering has commenced and is ongoing. This registration statement registered 3,253,333 shares of common stock and 237,495 shares of common stock underlying warrants on behalf of certain selling shareholders of the company. We will not receive any proceeds from this offering and have not made any arrangements for the sale of these securities.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2008.

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

Znomics, Inc.

Date:	August 12, 2008

By: /s/ Richard Sessions Richard Sessions Title: Chief Executive Officer By: /s/ Kerry D. Rea Kerry D. Rea Title: Chief Financial Officer