Form 10-Q
period 2008-09-30
Znomics, Inc.
filed 2008-11-14
CIK 1371473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-136372

Znomics, Inc.
(Exact name of registrant as specified in its charter)

Nevada	52-2340974
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2611 SW 3rd Avenue, Suite 200 Portland, OR 97201
(Address of principal executive offices, including zip code)

(503) 827-5271
(Registrant’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
[ ] Large accelerated filer                                                                                           [ ] Accelerated filer
[ ] Non-accelerated filer                                                                                           [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [ ]   Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  11,072,560 common shares as of  November 6, 2008.

 PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our unaudited financial statements included in this quarterly report on Form 10-Q are as follows:

Unaudited Balance Sheets as of September 30, 2008 and December 31, 2007;	4

Unaudited Statements of Operations for the three and nine months ended September 30, 2008 and 2007 and for the period from inception on September 13, 2001 through September 30, 2008;	5

Unaudited Statements of Cash Flow for the nine months ended September 30, 2008 and 2007 and for the period from inception on September 13, 2001 through September 30, 2008;	6

Unaudited Statement of Stockholders Equity for the period from inception on September 13, 2001 through September 30, 2008; and	7

Notes to Unaudited Condensed Financial Statements.	8

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

toc
ZNOMICS, INC.
(A Development Stage Company)
Condensed Balance Sheets (in thousands except share data)
(Unaudited)
Assets	September 30, 2008	December 31, 2007
Current assets:
Cash and cash equivalents	$1,312	$3,659
Accounts receivable, net	30	106
Deposits, prepaid and other expenses	64	74
Total current assets	1,406	3,839

License agreement, net of accumulated amortization	18	-
Property and equipment, net of accumulated depreciation	435	321

Total assets	$1,859	$4,160

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$361	$154
Accrued liabilities and note payable	163	40
Deferred revenue	447	514
Total current liabilities	971	708

Total liabilities	971	708

Stockholders' equity:
Common stock, $0.001 par value, 90,000,000 shares authorized, 11,072,560 shares issued and outstanding at September 30, 2008 and December 31, 2007	11	11
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none outstanding	-	-
Additional paid-in capital	5,763	5,625

Deficit accumulated during the development stage	(4,886)	(2,184)

Total stockholders' equity	888	3,452

Total liabilities and stockholders' equity	$1,859	$4,160

The accompanying notes are an integral part of these condensed financial statements.

toc
ZNOMICS, INC.
(A Development Stage Company)
Condensed Statements of Operations (in thousands except share data)
(Unaudited)
For the Three and Nine Months Ended September 30, 2008 and 2007
and the Period from September 13, 2001 (Date of Inception) to September 30, 2008

	Three months ended		Nine months ended		September 13, 2001 (Inception)
	September 30		September 30		to Sept. 30,
	2008	2007	2008	2007	2008

Sales related to products and services	$38	$25	$111	$180	$735
Grant revenue	-	64	-	371	2,006
Total sales and revenue	38	89	111	551	2741

Operating expenses:
Cost of products and services	320	255	828	632	2,283
Grant expense	-	64	-	371	2,006
Selling, general and administrative	633	64	1,478	121	2,022
Research and development	267	-	565	-	1,335

Total operating expenses	1,220	383	2,871	1,124	7,646

Loss from operations	(1,182)	(294)	(2,760)	(573)	(4,904)

Other income (expense):

Investment income	11	2	59	7	106
Interest expense	-	(1)	(1)	(3)	(53)
Other expense, net	-	-	-	-	(34)

Total other income	11	1	58	4	19

Loss before income tax	(1,171)	(293)	(2,702)	(569)	(4,886)
Income tax expense	-	-	-	-	-
Net loss	$(1,171)	$(293)	$(2,702)	$(569)	$(4,886)

Loss per weighted average common shares outstanding:
Basic and diluted	$(0.10)	$(0.15)	$(0.24)	$(0.18)

Weighted average common shares outstanding:
Basic and diluted	11,072,560	1,500,000	11,072,560	1,500,000

The accompanying notes are an integral part of these condensed financial statements.

ZNOMICS, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows (in thousands)
(Unaudited)
For the Nine Months Ended September 30, 2008 and 2007
and the Period from September 13, 2001 (Date of Inception) to September 30, 2008

	Nine Months Ended		September 13, 2001 (Inception) to
	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008
Operating activities:
Net loss	$(2,702)	$(569)	$(4,886)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	100	62	370
Stock-based compensation	138	-	432
Stock warrants, expense	-	-	37
Issuance of stock for licensing and services	-	-	66
Loss on sale or disposition of assets	1		1
Changes in operating assets and liabilities:
Accounts receivable	76	12	(30)
Prepaid and other expenses	10	8	(64)
Accounts payable	207	56	361
Accrued liabilities	132	(6)	162
Deferred revenue	(67)	168	447

Net cash used in operating activities	(2,105)	(269)	(3,104)

Investing activities:
Capital expenditures	(233)	(99)	(883)

Net cash used in investing activities	(233)	(99)	(883)

Financing activities:
Proceeds from issuance of common stock, net	-	-	4,356
Proceeds from issuance of preferred stock	-	-	860
Proceeds from sale of equipment	-	-	82
New borrowings	-	265	640
Principal payments, capital leases and notes payable	(9)	(25)	(639)

Net cash provided (used) in financing activities	(9)	240	5,299

Net increase (decrease) in cash and cash equivalents	(2,347)	(128)	1,312

Cash at beginning of period	3,659	138	-

Cash at end of period	$1,312	$10	$1,312

Supplemental disclosures:
Cash paid for interest	$1	$3	$30

The accompanying notes are an integral part of these condensed financial statements.

toc
ZNOMICS, INC.
(A Development Stage Company)
Statement of Stockholders' Equity (in thousands)
(Unaudited)
For the Period from September 13, 2001 (Date of Inception) to September 30, 2008

Series A convertible preferred stock $.01 par			Series B convertible preferred stock $.01 par		Common stock		Additional paid-in	Deficit accumulated during development
Shares		Amount	Shares	Amount	Shares	Amount	capital	stage	Total

Balance at September 13, 2001		$-		$-		$-	$-	$-	$-

Issuance of common stock to founders - September 13, 2001, $.01 par					1,500	15			15

Issuance of Series A convertible preferred stock - January 30, 2002	657	7					650		657

Issuance of Series B convertible preferred stock - April 13, 2005			127	1			253		254

Contribution of laboratory equipment							23		23

Net loss								(992)	(992)

Balance at December 31, 2006	657	7	127	1	1,500	15	926	(992)	(43)

Cancellation of preferred and common stock on merger	(657)	(7)	(127)	(1)	(1,500)	(15)			(23)

Issuance of new common stock on merger, $.001 par					11,073	11	4,198		4,209

Issuance of stock warrants							207		207

Stock-based compensation							294		294

Net loss								(1,192)	(1,192)

Balance at December 31, 2007	-	-	-	-	11,073	11	5,625	(2,184)	3,452

Stock-based compensation							138		138

Net loss								(2,702)	(2,702)
Balance at Sept. 30, 2008	-	$-	-	$-	11,073	$11	$5,763	$(4,886)	$888

The accompanying notes are an integral part of these condensed financial statements.

toc
ZNOMICS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
 (in thousands except share data)

NOTE A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We are engaged in the business of drug discovery with a cutting-edge biotechnology platform that leverages medicinal chemistry with the unique attributes of the zebrafish.  As a start-up, Znomics Inc. (“the Company”) has not yet generated significant revenue and its activities have consisted primarily of developing the proprietary gene knock-out technology, building the mutational gene library, raising capital and expanding its infrastructure.  Accordingly, the Company is considered to be in the development stage as of September 30, 2008, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

As required for development stage companies, cumulative statements of operations and cash flows from September 13, 2001 (date of inception) through September 30, 2008 have been presented along with the statements of operations and cash flows for the interim periods ended September 30, 2008 and 2007.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).  However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In addition, the preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes.  For the Company, the accounting estimates requiring management’s most difficult and subjective judgments include revenue recognition, the assessment of recoverability of long-lived assets, the valuation of investments in and receivables from privately held companies, the recognition and measurement of income tax assets and liabilities and the accounting for stock-based compensation.  In the opinion of management, the financial statements include all adjustments consisting of normal, recurring adjustments necessary for the fair presentation of the results of the interim periods presented.  These condensed financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2007 as included in the Company’s 2007 Annual Report on Form 10-K as  amended,   dated July 25, 2008.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

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

Reclassifications

Certain reclassifications have been made to conform to current presentation.

toc

NOTE A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

The Company has a stock-based employee compensation plan, and accounts for rights under these plans under Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. SFAS No. 123(R) requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors.  The compensation expense for the Company’s stock-based payments is based on estimated fair values at the time of the grant.  Stock-based compensation expense recognized under SFAS No. 123(R) for the nine months ended September 30, 2008 and 2007 was $138 and 0, respectively, which consisted of stock-based compensation expense related to grants of employee stock options.  The table below summarizes the stock-based compensation expense:

	Nine Months Ended Sept. 30, 2008	Nine Months Ended Sept. 30, 2007
Cost of sales and services	$42	$-
Research and Development	14	-
General and administrative	82	-
Total stock-based compensation
Expense included in loss from operations	$138	$-

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

The Company’s chief operating decision maker is considered to be the Chief Executive Officer (the “CEO”). The Company’s CEO evaluates aggregated financial information in deciding how to allocate resources and assess performance.  The Company has aggregated its businesses into a single reportable segment as allowed under SFAS 131.  Accordingly, the Company describes its reportable segment as drug target, drug discovery and mutant fish line sales.

Recent Accounting Pronouncements

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This guidance states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share using the two-class method outlined in SFAS No. 128, Earnings per Share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The adoption of this new guidance on January 1, 2009 should not have an effect on our reported earnings per share.

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This guidance addresses the determination of the useful life of intangible assets which have legal, regulatory or contractual provisions that potentially limit a company’s use of an asset. Under the new guidance, a company should consider its own historical experience in renewing or extending similar arrangements. We are required to apply the new guidance to intangible assets acquired after December 31, 2008.

In February 2008, the FASB issued FASB Staff Position FAS 157-2 (“FSP FAS 157-2”) “Effective Date of FASB Statement No. 157” which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and non-financial liabilities assumed in a business combination. The Company has not applied the provisions of SFAS No. 157 to its non-financial assets and non-financial liabilities in accordance with FSP FAS 157- 2.

toc
In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations”. SFAS No. 141 (revised 2007) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (revised 2007) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

NOTE B.  DEFERRED REVENUE

In 2006, the Company entered into a contract agreement to provide 1,000 fish line products to Harvard University for a total of $450.  One-half, or $225, was received, including a nonrefundable portion of $50, by the Company in 2006.  No deliveries were made to Harvard until 2007, resulting in deferred revenue at September 30, 2008 and December 31, 2007 of $214 and $220, respectively.
The Company requires at least a 50% cash deposit on its other sales orders of fish line products to all other customers.  These cash deposits are recorded as deferred revenue and subsequently recognized as current revenue as delivery of the orders are made.  Cash deposits on undelivered fish line product orders recorded as deferred revenue at September 30, 2008 and December 31, 2007 totaled $233 and $294, respectively.

NOTE C.   GRANT REVENUE AND EXPENSE

The Company has received grants from the National Institute of Health (“NIH”) to fund the costs and expenses associated with the generation of a zebrafish insertional mutation library.  The grants are cost support grants for specific project periods only.  Funding dollars unutilized at the end of the grant period may be carried over into future periods with the consent of the NIH.  In 2006, the Company received supplemental NIH funding for the grant, extending the period of performance to August 31, 2007.

As of September 30, 2007, the Company had received grant funds in excess of recorded, uncapitalized expenses in the amount of $68.  As of the year ended December 31, 2007, the Company had expended all its grant funds, consequently no deferred grant revenue existed.  As of September 30, 2008 no grant monies have been received.

NOTE D.  BANK LINE OF CREDIT

As of September 30, 2008, the Company had a $250 bank line of credit available from US Bank, that expired August 21, 2008.  The line of credit interest rate was prime plus 1%.  The line of credit was personally guaranteed by three of the Company’s Directors. There was no balance outstanding on the line of credit at September 30, 2008 or December 31, 2007.

NOTE E. NOTE PAYABLE

As of September 30, 2008, the Company had outstanding note payable to Washington Mutual Bank with an aggregate principal amount of $1 maturing January 1, 2009.  This note is personally guaranteed by one of the Company’s Directors.

NOTE F. NET INCOME (LOSS) PER SHARE

Net income (loss) per share is presented as basic and diluted net income (loss) per share. Basic net income (loss) per share is net income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding. Diluted net income (loss) per share is similar to basic net income (loss) per share, except that the denominator includes potential common shares that, had they been issued, would have had a dilutive effect.  Dilutive securities include options granted pursuant to the Company’s stock option plan, share based payments for services and stock warrants.

For the nine months ended September 30, 2008 and 2007 options, share based payments and warrants exercisable representing convertible securities were excluded from the calculation of the diluted net loss per share as their effect would have been antidilutive.

NOTE G. SIGNIFICANT CONTRACTS

The Company entered into contracts with two investor relations firms on August 26 and September 8, 2008, respectively pursuant to which the Company agreed to issue 120,000 shares of its common stock to each firm in exchange for their services.  The term of each such contract is six months.  Pursuant to such contracts an aggregate total of 210,000 shares issuable under such contracts upon signing and 30,000 shares of restricted common stock as a commencement bonus.  The price per share at signing was $1.80/ share making the total value of the contracts $432.  As of September 30, 2008, no shares had been issued to either investor relations firm. As of September 30, 2008, the Company accounted for about one month of service by recording an accounts payable and expense in the amount of $59, the market value of the stock approximately on day of contract signing due to the fact the shares were not authorized until October 2008.

NOTE H. SUBSEQUENT EVENTS

On October 10, 2008, the Company entered into agreements to issue and sell restricted company common stock with certain of its directors and officers in the aggregate offering price of $50.  The proceeds were used to fund operations.

On November 5, 2008, the Company entered into an agreement with a third investment relations consultant pursuant to which the Company agreed to (i) issue 25,000 shares of its common stock upon execution of the agreement and an additional 25,000 shares on January 29, 2009 and (ii) pay the firm $5,000 in cash each month ($10,000 per month under certain circumstances.)  The term of the agreement expires on January 31, 2009.

toc

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will continue,” “will likely result,” and similar expressions.   We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

We are engaged in the business of drug discovery with a cutting-edge biotechnology platform that leverages medicinal chemistry with the unique attributes of the zebrafish.  Our drug discovery program represents a new paradigm for preclinical drug lead optimization by using whole animal screening instead of the biochemical and cell-based screening prevalent in the industry.  The in vivo screening of thousands of molecules taken from directed medicinal chemistry programs using zebrafish is expected to speed the discovery process as well as yield more compounds that can progress into clinical studies than obtained with current methods.  We expect our approach will be especially suitable for diseases with complex biology for which in vitro assays are expected to be particularly poor predictors of pharmacology in animals.

Our drug discovery platform is designed to allow us to:

•
identify potential drug compounds to treat inflammation, osteoporosis and metabolic disorders such as diabetes, and then collaborate with large pharmaceutical or biotechnology companies for the clinical development and commercialization of such compounds; and

•	collaborate with pharmaceutical partners to successfully derive and advance preclinical candidates from their internal drug discovery programs.

Over the last several months, we have made significant progress towards our goals, including:

•
creating an integrated scientific and business plan focused on the central pharmaceutical and biotechnology need in research and development to test all medicinal chemistry compounds on a whole animal (zebrafish) instead of relying on the poorly predictive models used today;

•
building an experienced leadership team and developing the necessary disease model, assay system and other technologies, and starting to validate the systems to ensure the robustness and reliability; and

•	making significant progress on our key programs in the fields of inflammation, osteoporosis and metabolic diseases.

Business Plan

In the near term, and provided we raise the $2.0 to $4.0 million in additional capital necessary to do so, we intend to pursue the following goals:

•	establishing and validating the disease models and measurement systems that demonstrate the ability of the zebrafish technology to identify drugs in a broad range of diseases;
•	forming the first collaborations with pharmaceutical companies;
•	initiating discussions with pharmaceutical companies to collaborate on further development of novel compounds discovered by us;
•	filing patents on the first novel compounds discovered in multiple disease areas; and
•	establishing and validating the disease models and measurement systems that demonstrate the ability of our zebrafish technology to identify drugs in a broad range of diseases.

Over the longer term, we hope to exploit our technology platform and expertise of our researchers, facilitate a new approach to drug development, and generate revenue from:

•	testing compounds from early pharmaceutical company programs to validate leads and targets for pharmacological effect in animals (lead discovery);
•	partnering our drug discovery platform with pharmaceutical companies to help rescue failed medicinal chemistry programs or to enhance existing programs (lead optimization rescue);
•	identifying and developing novel optimized compounds from internal our drug discovery programs (clinical product candidate discovery);
•
continuing mutant fish sales from our ZeneMark® Library and pursuing licenses with academic and biotechnology partners to secure new disease models, assays and drug compounds developed in their laboratories to strengthen our drug discovery efforts; and

•	pursuing various National Institute of Health grants to develop disease models.

We believe that we may require approximately $8.0 to $11.0 million in additional capital to implement this plan for drug discovery. See the section captioned “Financing” below.  However, these anticipated capital requirements may be offset by zebrafish and services sales along with pharmaceutical company collaborations and grant revenue.

How We Plan to Generate Revenue

We plan to continue to improve and leverage our ZeneMark® Library of over 11,000 mutated genes from the zebrafish, which have been sold to over 100 academic scientists at universities. We have retained the right to negotiate for exclusive commercial rights to any discoveries made using our fish lines and hope that we can exercise this right to provide us with a source of novel disease models, assays, and new targets in the future.

We anticipate receiving R&D payments to cover costs and milestone payments linked to development milestones of compounds we identify from our planned lead discovery activities.  In the case of a lead optimization rescue program, where we would use our own medicinal chemistry, we would also expect upfront payments, larger milestone payments and royalties tied to sales of an eventual commercial product. With respect to preclinical compounds we identify through our clinical product candidate discovery activities, we would expect to enter into licensing agreements with pharmaceutical companies that involve an upfront cash payment, milestone payments, and royalties on the sales of resulting FDA-approved drugs.  We are currently pursuing drug compounds to treat inflammation, osteoporosis and metabolic disorders, such as diabetes. In each case, we anticipate that the type and amount of payments will be the subject of negotiation between the parties. We do not currently have any such agreements in place.

Due to the timing of the grant application and approval process, grant revenue is not expected until at least the first quarter of 2009.

Operating Expenses

Cost of Products and Services. Cost of products and services consist of personnel, facilities, lab, supplies, and other expenses. We expect that the cost of products and services will increase as we pursue collaborations with pharmaceutical companies.

Selling, General and Administrative Expenses. Selling, general and administrative expense consists principally of salaries, benefits, stock-based compensation expense, and related costs for personnel in our executive, finance, accounting, information technology, and human resource functions. Other general and administrative expenses include professional fees for legal, consulting, and accounting services and an allocation of our facility costs.

On November 11, 2008, the compensation arrangements of certain of our officers and employees were amended  The salary of the president and chief executive officer, chief scientific officer and chief financial officer each  have been reduced 25% effective as of October 29, 2008.  Similarly, the salaries of four full-time employees have been reduced 10% effective as of October 29, 2008.

In addition, in the near term, we expect to incur substantial placement agency, accounting and legal fees in connection with such financing activities.

Research and Development Expenses. Research and development expense consists of costs associated with research activities as well as costs associated with our product development efforts. These expenses include external research and development expenses incurred pursuant to agreements with third party service organizations, technology access and licensing fees related to the use of proprietary third party technologies, employee expenses, including salaries, stock-based compensation expense, third party supplier expenses and facility costs.  We expect our research and development expenses to increase as we add programs and progress to later stage studies.

There are uncertainties and the other risks inherent in the drug discovery and development process, we cannot determine when, if, or to what extent we may generate revenue from our planned activities. In particular, as part of our business strategy, we hope to enter into collaborative agreements with larger third party pharmaceutical companies to facilitate drug discovery and complete the development and commercialization of product candidates, and it is unknown whether or on what terms we will be able to secure collaboration arrangements.

Investment and Other Income. Investment and other income consist of interest and other income on our cash and short-term investments. Our short term investments typically consist of money market funds.

Financing

We have incurred substantial losses since our inception. As of September 30, 2008, our accumulated deficit totaled $4.9 million. Financial results for the three months ended September 30, 2008 reflect a consolidated net loss from operations of $1.2 million or ($.10) per share compared to $.3 million or ($.15) per share for the same period in 2007. We recognized net losses of $2.7 million or ($.24) per share and $.6 million or ($.18) per share for the nine months ended September 30, 2008 and 2007, respectively. We expect to continue to incur substantial net losses as we incur research and development expenses related to our drug discovery program. To date we have funded our operations principally through the sale of our equity securities, government grants, sale of fish lines and debt financings. Because we have limited revenues and substantial research and development and operating expenses, we must obtain additional working capital funding from the sale of securities.

Our ability to continue as a going concern is dependent on our success at raising additional capital sufficient to meet our obligations on a timely basis, and to ultimately attain profitability. Our cash position will allow us to fund operations into the fourth quarter of 2008; however, there is no assurance that we will raise capital sufficient to enable us to continue our planned operations. On September 9, 2008, we disclosed that we intended to seek $10.0 to $15.0 million in additional financing to pursue our long-term drug discovery program. Of this amount, we hope to raise $2.0 to $4.0 million in the fourth quarter of 2008 to provide six to nine months of cash to fund our operations and develop validation data in the second quarter of 2009, which in turn, we believe, will facilitate discussions with pharmaceutical companies for one or more collaborations and additional financing efforts. We expect to incur substantial placement agency, accounting and legal fees in connection with such financing activities.

The current financing environment in the United States, particularly for biotechnology companies like us, is exceptionally challenging and we can provide no assurances as to when such environment will improve or that we will raise capital sufficient to enable us to continue our operations. The sale of our securities or the expectation that we will sell additional securities may have an adverse effect on the trading price of our common stock. Further, we cannot be certain that additional financing will be available when and as needed or, if available, that it will be available on acceptable terms. If financing is available, it may be on terms that adversely affect the interests of our existing shareholders. If adequate financing is not available, we may need to reduce or eliminate our drug discovery activities. We may not be able to secure sufficient financing on acceptable terms. If we cannot, we may be unable to fund growth, successfully develop or enhance technologies and products, take advantage of business opportunities, any of which would be expected to have a material adverse effect on our business, operating results, and financial condition. These factors could significantly limit our ability to continue as a going concern. Accordingly, in the event new financing is not obtained, we will likely continue to reduce general and administrative expenses and delay research development projects as well as further acquisition of scientific equipment and supplies until we are able to obtain sufficient financing to do so.

Results of Operations for the Three-Month Periods Ended September 30, 2008 and 2007

Sales and Revenue

Our total sales and revenue decreased to $38 thousand for the three months ended September 30, 2008 compared to $89 thousand for the three months ended September 30, 2007,primarily due to the absence in the three months ended September 20, 2008 of $64 thousand in revenue from National Institute of Health grants received during the prior year period.  We ceased to receive such grant on August 31, 2007.

Grant Revenue. Grant revenue decreased for the three months ended September 30, 2008 for the reasons described above.

Sales Related to Products and Services. Revenue specifically related to products and services increased to $38 thousand for the three months ended September 30, 2008 from $25 thousand for the three months ended September 30, 2007, primarily due to increased sales of fish lines.

Operating Expenses

Operating expenses increased to $1.2 million for the three months ended September 30, 2008 compared to $383 thousand for the three months ended September 30, 2007, primarily due to higher selling, general and administrative expenses, cost of products and services, and research and development costs partially offset by the absence of grant expense of $64 thousand.

Cost of Products and Services. The cost of products and services increased to $320 thousand for the three months ended September 30, 2008 from $255 thousand for the three months ended September 30, 2007, primarily due to loss of grant subsidy, increased staff and lab expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expense increased $569 thousand to $633 thousand in the three months ended September 30, 2008 compared to $64 thousand for the three months ended September 30, 2007.  The increase is primarily due to increased staff, legal, consultants and professional fees and stock compensation expense, as well absence of grants to cover certain selling, general and administrative expenses which were available to us for the three months ended September 30, 2007.

Research and Development Expense. Research and development expense increased to $267 thousand in the three months ended September 30, 2008 from zero for the three months ended September 30, 2007, primarily due to commencing the drug discovery strategy including increased payroll and related expenses.

Other Income (Expense). Other income increased to $11 thousand for the three months ended September 30, 2008 compared to $1 thousand for the three months ended September 30, 2007, primarily due to increased interest income from larger cash equivalent balances held during the three months ended September 30, 2008 relative to the prior year period.

 Results of Operations for the Nine-Month Periods Ended September 30, 2008 and 2007

Sales and Revenue
Our total sales and revenue decreased to $111 thousand for the nine months ended September 30, 2008 compared to $551 thousand for the nine months ended September 30, 2007.  The decrease was primarily due to the loss of $371 thousand in revenue from National Institute of Health grants received during the nine months ended September 30, 2007.  Grant funding from the last grant awarded in 2006 ceased August 31, 2007.

Grant Revenue
Grant revenue decreased for the nine months ended September 30, 2008 for the reasons described above.

Revenue Related to Product and Services
Revenue specifically related to products and services also decreased, from $180 thousand for the nine months ended September 30, 2007 to $111 thousand for the nine months ended September 30, 2008.  This was primarily due to decreased sales of fish lines.

Operating Expenses
Operating expenses increased to $2.9 million for the nine months ended September 30, 2008 compared to $1.1 million the nine months ended September 30, 2007.  The increase is primarily due to higher selling, general and administrative expenses, cost of products and services, and research and development costs, partially offset by the absence of grant expense.

Cost of Products and Services
The cost of products and services increased in the nine months ended September 30, 2008 to $828 thousand from $632 thousand in the nine months ended September 30, 2007.  The increase of $196 thousand, or 31%, was primarily due to loss of grant subsidy and increased staff and lab expenses.

Selling, General, and Administrative Expenses
Selling, general and administrative expense increased $1.4 million to $1.5 million in the nine months ended September 30, 2008 compared to $121 thousand for the nine months ended September 30, 2007.  The increase is primarily due to increased staff, investor relations, consultants and professional fees and stock compensation expense, as well as having no active grants which absorbed certain selling, general and administrative expenses in the nine months ended September 30, 2007.

Research and Development Expense
Research and development costs increased to $565 thousand for the nine months ended September 30, 2008 compared to $0 for the nine months ended September 30, 2007.  The increase is primarily due to commencing the drug discovery strategy including increased payroll and related expenses.

Other Income (Expense)
Other income increased to $58 thousand in the nine months ended September 30, 2008 compared to $4 thousand for the nine months ended September 30, 2007.  The increase is primarily due to increased interest income from larger cash equivalent balances held during the nine months ended September 30, 2008.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of September 30, 2008, our principal source of liquidity consisted of our cash and cash equivalents of $1.3 million. Our cash equivalents are typically invested in money market funds.  Our primary sources of cash have historically been proceeds from the issuance of equity securities, debt financings, payments to us from the sale of fish lines and grants. These proceeds have been used to fund our losses. Our cash and cash equivalents decreased by $2.4 million from $3.7 million at December 31, 2007.  The decrease is primarily due to $2.1 million of net cash used in operations for the nine months ended September 30, 2008.

toc

We have incurred substantial losses since our inception. As of September 30, 2008, our accumulated deficit totaled $4.9 million. Our ability to continue as a going concern is dependent on our success at raising additional capital sufficient to meet our obligations on a timely basis. Our cash position will allow us to fund operations into the fourth quarter of 2008; however, there is no assurance that we will raise capital sufficient to enable us to continue our planned operations. On September 9, 2008, we disclosed that we intended to seek $10.0 to $15.0 million in additional financing to pursue our long-term drug discovery program. Of this amount, we hope to raise $2.0 to $4.0 million in the fourth quarter of 2008 to provide six to nine months of cash

Cash Flows from Operating Activities

We used $2.1 million of cash in operating activities for the nine months ended September 30, 2008, an increase of $1.8 million compared to $269 thousand for the nine months ended September 30, 2007 which is attributable primarily to an increased net loss.

Cash Flows from Investing Activities

We used $232 thousand of cash in investing activities for the nine months ended September 30, 2008, an increase of $133 thousand compared to $99 thousand cash used for the nine months ended September 30, 2007.The increase was primarily due to the purchase of $143 thousand of laboratory equipment to be used for our planned drug discovery programs and $40 thousand of computer and communications equipment, partially offset by depreciation expense.  We anticipate additional capital expenditures of approximately $10 thousand in the fourth quarter of 2008, primarily for lab related equipment for our planned drug discovery business.

Cash Flows from Financing Activities

We used $11 thousand of cash in financing activities during the nine months ended September 30, 2008 compared to $240 thousand in cash from financing activities in the nine months ended September 30, 2007. The change was attributable to net borrowings of $265 thousand in the nine months ended September 30, 2007.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company we are not required to provide the information required by this Part I Item 3.

Item 4T.     Controls and Procedures

(a)	Evaluation of Disclosure Controls and Proceedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mark Philip and Chief Financial Officer, Kerry Rea.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this quarterly report.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

toc

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A:  Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Part II Item 1A.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On August 26 and September 8, 2008, we entered into agreements with different investor relations firms pursuant to which we agreed to issue 120,000 shares of our common stock to each firm in return for their services. All but 30,000 shares were issuable upon execution of such agreements, with the remaining 30,000 issuable on December 8, 2008.  The issuance and sale of common stock in each of these transactions was made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the “Act”). We did not generate any proceeds from such transactions.

On October 10, 2008, subsequent to the period covered by this report, we agreed to issue and sell, and certain of our officers and directors agreed to purchase, 62,500 shares equal to (a) the aggregate offering price of $50 thousand divided by (b) the last sale price of the Company’s common stock on the second trading day following October 14, 2008 (the date of public disclosure of such sale).

The issuance and sale of common stock in this transaction was made in reliance upon exemptions from registration pursuant to Rule 506 of Regulation D under the Act.  All of the parties to whom shares of common stock have been issued in this transaction are “accredited investors” as such term is defined in Rule 501 of Regulation D under the Act, and no form of general solicitation or general advertising was used in connection with this transaction.  The proceeds of the sale are intended to be used for general corporate purposes.

On November 10, 2008, subsequent to the period covered by this report, we entered into an agreement with a third investor relations consultant pursuant to which we agreed to issue to such consultant 25,000 shares of our common stock upon execution and an additional 25,000 shares of common stock on January 31, 2009. The issuance and sale of common stock in each of these transactions was made in reliance upon exemptions from registration pursuant to Section 4(2) under the Act. We did not, and will not, generate any proceeds from such transaction.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2008.

Item 5.     Other Information

On November 11, 2008 the compensation arrangements of certain of our officers and employees were amended.  The salary of the president and chief executive officer, chief scientific officer and chief financial officer each have been reduced 25% effective as of October 29, 2008.  Similarly, the salaries of four full-time employees have been reduced 10% effective as of October 29, 2008.

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

toc

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Znomics, Inc.

Date:	November 14, 2008

By: /s/ Mark A. Philip Mark A. Philip Title: Chief Executive Officer By: /s/ Kerry D. Rea Kerry D. Rea Title: Chief Financial Officer