Form 10-K
period 2008-12-31
Znomics, Inc.
filed 2009-03-31
CIK 1371473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

Commission file number: 333-136372

ZNOMICS, INC.
(Exact name of registrant as specified in its charter)

Nevada	52-2340974
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2611 SW Third Avenue, Suite 200
Portland, OR	97201
(Address of principal executive offices)	(Zip Code))

Registrant’s telephone number, including area code: (503) 827-5271

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ]   No [X]

 Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ]   No [X]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [   ]   No [X]

The aggregate market value of the voting common stock held by non-affiliates of the Registrant (assuming officers, directors and 10% shareholders are affiliates), based on the last sale price for such stock on March 23, 2009: $244,928. The Registrant has no non-voting common stock.

As of March 23, 2009, there were 11,370,060 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant makes available free of charge on or through its website (http://www.znomics.com) its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The material is made available through the Registrant's website as soon as reasonably practicable after the material is electronically filed with or furnished to the U.S. Securities and Exchange Commission, or SEC. All of the Registrant's filings may be read or copied at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington D.C. 20549. Information on the hours of operation of  the SEC's Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (http://www.sec.gov) that contains reports and proxy and information statements of issuers that file electronically.

ZNOMICS, INC.

FORM 10-K
Year Ended December 31, 2008

TABLE OF CONTENTS

		Page

PART I

Item 1.	Business	1
Item 1A.	Risk Factors	8
Item 1B.	Unresolved Staff Comments	8
Item 2.	Properties	8
Item 3.	Legal Proceedings	8
Item 4.	Submission of Matters to a Vote of Security Holders	8

PART II

Item 5.	Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	10
Item 6.	Selected Financial Data	12
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation	12
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 8.	Financial Statements and Supplementary Data	24
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	25
Item 9A(T).	Controls and Procedures	26
Item 9B.	Other Information	27

PART III

Item 10. Item 11. Item 12.	Directors, Executive Officers and Corporate Governance Executive Compensation Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	28 30 35
Item 13.	Certain Relationships and Related Transactions, and Director Independence	36
Item 14.	Principal Accounting Fees	36
PART IV

Item 15.	Exhibits, Financial Statement Schedules	59

SIGNATURES		61
-i-

PART I

Item 1.           Business.

Business Development

          We are primarily engaged in the business of utilizing both our technology platform and the expertise of our researchers to provide new approaches to drug development for the pharmaceutical industry and for general medical research. We are a biotechnology company seeking to discover new drugs using an improved discovery process combining advanced medicinal chemistry with zebrafish technologies as a platform to:

  identify potential drug compounds to treat inflammation, osteoporosis and metabolic disorders such as diabetes and then collaborate with large pharmaceutical or biotechnology companies for the clinical development and commercialization of such compounds; and
  collaborate with pharmaceutical partners to successfully derive and advance preclinical drug candidates from their internal drug discovery programs.
          Our goal is to complete proof of concept work in approximately six to nine months. We believe this data will enable discussions with major biotechnology and pharmaceutical companies to collaborate on new drug discovery. We expect that our technology will offer advantages across a wide variety of drug discovery programs. Our goals include:

  establishing and validating the disease models and measurement systems that demonstrate the ability of the zebrafish technology to identify drugs in a broad range of diseases;
  forming the first collaborations with pharmaceutical companies;
  initiating discussions with pharmaceutical companies to collaborate on further development of novel compounds discovered by us; and, filing patents on the first novel compounds discovered in multiple disease areas.
          We believe our proprietary platform, which will consist of zebrafish assay technology, medicinal chemistry program and in vivo compound screening, can be a more cost-effective drug discovery platform than more traditional models. We believe we have the ability to make and rapidly screen thousands of novel compounds in vivo at a fraction of the cost of traditional drug discovery approaches.

          We were originally incorporated on March 20, 2006 in Nevada, as Pacific Syndicated Resources, Inc. We were an exploration stage company that was set up to engage in the exploration of mineral properties. On November 5, 2007, we completed a reverse merger (the "Merger") with a private Delaware corporation, Znomics, Inc. ("Znomics Delaware"), originally incorporated in 2000 and operational in 2001. As a result of that transaction, we changed our name to Znomics, Inc. and began to pursue drug discovery and medical research as our sole business.

Industry Background

          Despite the tremendous technological advances in genetics and functional genomics of the past three decades, including the development of recombinant DNA technologies and the completion of the Human Genome Project, productivity in the drug discovery industry has declined. According to the Pharmaceutical Research and Manufacturers of America (PhRMA Profile 2008), the total annual research and development budget for the pharmaceutical industry has increased more than twenty-five fold from $2.0 billion in 1980 to $58.8 billion in 2007, but the number of new drugs approved remained constant, between ten and twenty per year. Many factors underlie this decrease in productivity, including the establishment of higher safety and efficacy standards for Federal Drug Administration ("FDA") approval and the increased biological complexity of the diseases for which adequate treatments have not yet been found. Decreasing productivity in a high-risk, high-reward endeavor such as drug discovery puts a premium on new technologies and approaches, and is the commercial force driving the genomics and functional genomics industries.

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

Zebrafish as the Key Model Organism – Solving Key Problems with Current Drug Discovery

          We believe that the zebrafish provides an excellent vertebrate model for drug and drug target discovery for the following reasons:

  Vertebrate physiology in a small organism with a short life cycle. Zebrafish are small, develop ex utero, and have a short generation time. Female fish lay approximately 200 eggs per week, year-round. At three to five days post-fertilization, each fish is a free-swimming, free- feeding organism complete with almost all of the organ systems found in mammals, including heart, brain, blood, and pancreas. It is estimated that zebrafish have 80-90 percent of the genes found in humans.

  Rapid screening. The zebrafish is suited for rapid screening as a live animal. The three-to-five day old fish is approximately 1 to 2 mm in length, and can be examined using high-throughput screening assays.

  Simple and efficient drug administration. The zebrafish is an excellent organism with regard to drug dosing, since small molecules can be dosed simply by dissolving them in the fish water in a microtiter plate.

  Direct observation of internal organs. The zebrafish is transparent for approximately the first seven days of its development. Thus, in contrast to the mouse, the structure and function of internal organs, cells, and tissues in the zebrafish can be readily observed, and direct visualization can thus form the basis for automated drug and drug target screens.

Drug Discovery Utility

          Given zebrafish properties, its use in drug discovery may represent an improvement over existing, widely-used approaches. For example, to test compounds for anti-inflammatory properties, zebrafish can be stained to directly visualize the migration of white blood cells to the site of an injury. Hundreds to thousands of compounds can be analyzed in a week with this kind of physiological end-point providing the kind of information that can only be obtained in a sophisticated animal model, but on many more compounds than can readily be tested in rodents or other more traditional drug discovery models.

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

Status of New Products and Services

          Our revenue for 2008 was generated exclusively through the sale of zebrafish. We discontinued mutant fish sales in December 2008 as this is not needed for the ongoing business model. We sold a copy of the ZeneMark® Library to Harvard College in the first quarter of 2009 and certain lab equipment used to support the mutant fish sales business.

          Our primary, near-term business goal now is to partner with pharmaceutical and biotechnology companies in finding new drug targets and lead compounds that are ready for clinical testing. We believe that such partnerships will provide the most significant source of revenue for us moving forward if we are able to negotiate upfront and ongoing research payments, payments on achieving certain progress milestones, and royalties from drugs that are marketed. As of the date of this report, we do not have any such contracts in place. As our business develops we also plan to identify and develop new lead drug compounds for human diseases such as inflammatory diseases, osteoporosis, obesity, and diabetes through compound screening in vivo.

          We have engaged in two phases of the drug discovery process, finding drug targets and developing assays or disease models. We have begun the third phase, compound screening, in the fourth quarter of 2008. We hired an experienced drug development director in 2008. Until we are able to raise sufficient additional capital, we do not have the resources to continue medicinal chemistry efforts. We also have hired in a new chief executive officer and chief scientific officer in 2008 to, among other things, lead, our business development efforts with pharmaceutical and biotechnology companies. We have recently canceled the lease of certain of our lab and office space related to the December 2008 reduction in force and discontinuance of the mutant fish sales activities. We do not anticipate significant capital expenditures in 2009 to support our business plan.

Competition

          Competition in drug discovery and related services is intense and is expected to increase. Our future activities may include identifying and patenting drug candidates and drug targets, providing services utilizing our zebrafish technologies, activities in which we will experience significant competition from pharmaceutical and biotechnology companies utilizing various technologies and approaches.

          We are currently one of many drug discovery and development companies in the pharmaceutical industry that uses zebrafish and other model organisms to assess drug targets and compounds. The markets for our planned products and services are characterized by price competition, rapid technological change, varying product life cycles, and competition across geographies. Many of our competitors have significantly greater financial, research staff, facilities, and marketing resources.

          The following are companies known to us to focus on and have experience with the zebrafish. Public Companies

 Public Companies

     Summit plc (AIM:SUMM), United Kingdom. Summit is a drug discovery company that provides services to the pharmaceutical, biotech and agrochemical industries. Utilizing model organisms, such as zebrafish, Summit enables customers to assess compounds in a high throughput in vivo screen. Summit plans to offer this in vivo screening to drug discovery as well as toxicology partners. Additionally, it plans to use this platform internally for high throughput chemical screens for the development of novel drugs, focusing on neurodegenerative and neuromuscular disease, cancer, ophthalmic disease and regenerative medicine. On March 22, 2007, Summit acquired zebrafish company Danio Labs (U.K.) for 16.5 million pounds. Danio Labs was a privately-held zebrafish company doing compound screening, and a competitor to Znomics. Danio was a larger company than us in terms of employees and was focused on disease areas in ophthalmology and neurology. Danio intended to pursue a strategy of repositioning known drugs (and drug combinations) for new indications, and had built a portfolio of pre-clinical and clinical candidates. In addition to using these technologies for its own research, the company also planned to provide drug discovery services to other pharmaceutical companies, in the areas of safety pharmacology, embryotoxicology and compound activity screening, as well as through target validation and collaborative research programs.

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

     Zygogen, LLC, Atlanta, Georgia

          Zygogen, LLC, founded in 1999, focuses on the development of proprietary zebrafish models of human disease for preclinical drug discovery. Zygogen's two broad proprietary technologies are Z-Tag SM and Z-Lipotrack SM. Zygogen is the exclusive licensee of the Medical College of Georgia Research Institute Patent No. 6,380,458 and submitted subsequent patent application No. 2002/0178461. Other patent applications include No. 2004/0143865, No. 2005/0120392 and 2005/017789 (University of California). The Z-Tag SM system enables Zygogen to design transgenic zebrafish with physiologically relevant expression of modified genes and markers, such as fluorescent proteins, to model human disease. Z-Lipotrack SM technology enables Zygogen to track lipid metabolism in real-time. Areas of focus include angiogenesis, neurodegeneration, lipid metabolism, thrombosis and toxicity testing. The company also offers morpholino injection and analysis services based on exclusively licensed patented technology from the University of Minnesota.

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

     Biobide, San Sebastian, Spain

          Biobide is a provider of automated high throughput screening of potential new drugs. The company focus is service screening using zebrafish for toxicology and efficacy

     InDanio Toronto, Canada

          In Danio was founded in 2008 and focuses on the identification of new chemical entities that modulate Nuclear Receptors. Transgenic lines of zebrafish have been developed to facilitate a proprietary "Ligand Trap" technology (PCT/CA2006/002114).

Sources and availability of raw materials and the names of principal suppliers

          We utilize various lab supplies which we purchase from multiple suppliers. Such supplies are widely available from multiple sources.

Dependence on limited customers

          We ceased selling genetically mutated zebrafish to all customers in December 2008. The sale of mutant zebrafish is not part of our future business plans. We have retained the ZeneMark library, the employees with the related skills and the required equipment to commence mutant zebrafish sales although we have no plans to make such sales in the future.

          We currently have no service contracts. We intend to pursue service contracts with pharmaceutical and biotechnology companies in our business development efforts. We have provided services to Merck, Inc. ("Merck"), a large pharmaceutical company, under two contracts the last of which expired in December 2007. However, no service contracts have been secured since inception with any pharmaceutical company other than Merck. We expect that contracts with biotechnology or pharmaceutical companies will be a major source of revenue in the next two to five years.

Patents, Trademarks and Licenses

     Intellectual Property

          We filed three provisional patent applications numbered No. 61/099,520, No. 61/103,232 and No. 61/103,229 on September 23, 2008, October 6, 2008 and October 6, 2008, respectively, which relate to our new methods and assay systems. We plan to file new composition of matter patents as novel compounds are identified as part of our drug discovery process and other patent applications as discoveries are made. As of the date of this report, we have not been granted any patents.

          We have discontinued our pursuit of a patent application with multiple claims on our proprietary retroviral mutagenesis technology and the ZeneMark® Library. This includes our patent applications numbered No. 60/514754, No. 10/678,949 and No. 11/594,810 that were filed October 4, 2002, October 6, 2003 and November 9, 2006, respectively.

          Our intellectual property strategy is to establish strong proprietary positions in four areas:

  zebrafish disease models;
  zebrafish methods and assay systems;
  drug targets based on discovered or functionally defined genes and proteins; and
  proteins or chemical compounds to serve as therapeutic drugs for human diseases.
          Additionally, we have registered "Znomics" and "ZeneMark" as trademarks.

     Licensing Arrangements

          We expect to license patentable technology from universities and university scientists that have obtained mutant fish lines or technical services from us, as well as from other universities and scientists who have not obtained fish lines. Discoveries made by a university scientist while using our technology are usually eligible for acquisition, and we have signed agreements with the scientist and the university to obtain the first right to negotiate for an exclusive license. We currently have more than 100 such agreements in place. Due to the long lead times on research, none of these agreements have yet resulted in a revenue producing license.

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

          Should our drug discovery program find indications of the efficacy of a substance for the treatment of a human disorder, we may undertake further testing of the substance. The conduct of these studies must comply with national statutory or regulatory requirements for Good Laboratory Practice ("GLP"). GLP regulations describe a quality system concerned with the organizational process and the conditions under which nonclinical laboratory studies are planned, performed, monitored, recorded, archived and reported. GLP compliance is required by such regulatory agencies as the FDA, United States Environmental Protection Agency, European Agency for the Evaluation of Medicinal Products, Medicines and Healthcare Products Regulatory Agency ("MHRA") in the United Kingdom, Health Canada, and the Japanese Ministry of Health and Welfare. GLP requirements are significantly harmonized throughout the world and our laboratories, or laboratories we may contract with for such testing, will be capable of conducting studies in compliance with all appropriate requirements. To assure our compliance obligations, we will establish quality assurance units ("QAU") in each of our nonclinical laboratories. The QAUs will operate independently from those individuals that direct and conduct studies and monitor each study to assure management that the facilities, equipment, personnel, methods, practices, records, and controls are in compliance with GLP. Our laboratory managers will use the results of QAU monitoring as part of a continuous process improvement program to assure our nonclinical studies meet client and regulatory expectations for quality and integrity.

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

          Because of the diversity of species and research situations, regulatory agencies have charged the Institutional Animal Care and Use Committees ("IACUC") with complying with the Animal Welfare Act ("AWA") and Public Health Service ("PHS") Policy on Humane Care and Use of Animals. Although fish and other poikilotherms are excluded from the AWA, PHS-supported activities related to any live vertebrate require IACUC review and Institutional Assurance. Due to our close relationship with Oregon Health and Science University ("OHSU"), we were able to arrange IACUC review by OHSU for our zebrafish research protocols required for our NIH grant applications. The IACUC approved our fish protocols which apply to the key aspects of handling and care of our fish. We believe the costs and impact of the aforementioned regulations and compliance with U.S. federal, state and local laws are immaterial to our company.

Research and Development

          We have incurred expenditures related to research and development in the amount of $756,000 for the year ended December 30, 2008, $17,000 for the year ended December 31, 2007 and $1.5 million for the period from inception (September 13, 2001) to December 31, 2008. We have also incurred grant expenses, funded by grant revenue, to further the development of the zebrafish genetic library totaling $0, $438,000 and $2.0 million for the years ended December 31, 2008 and 2007 and inception (September 13, 2001) to December 31, 2008, respectively.

Employees

          As of December 31, 2008, we employed a total of seven employees, including management and research staff. None of our employees were represented by a collective bargaining agreement. We consider our relations with employees to be good and we have not experienced a work stoppage due to labor issues.

Item 1A.    Risk Factors.

          As a smaller reporting company, we are not required to provide the information required by this item.

Item 1B.    Unresolved Staff Comments.

          As a smaller reporting company, we are not required to provide the information required by this item.

Item 2.      Properties.

          We conduct our operations from our principal office located at 2611 SW Third Ave., Suite 200, Portland, OR 97201. At December 31, 2008, we leased approximately 4,600 square feet of space, consisting of 3,000 square feet of off campus and 1,600 square feet of on campus space, from Oregon Health Science University ("OHSU") on a quarter-to-quarter basis for our corporate offices and laboratories. Our rent was approximately $11,000 per month. In February 2009, we reduced our off campus site to approximately 270 square feet and our on campus site to approximately 1,400 square feet. Our rent is approximately $4,000 per month for the reduced space. We do not have an agreement in place with OHSU for the rental of additional space and there can be no assurance that we will be successful in obtaining additional space on acceptable terms. We believe these properties are adequate, suitable, fully utilitized and at full capacity for our current operations.

Item 3.      Legal Proceedings.

          We are not party to any outstanding or pending legal proceedings and are not aware of any material litigation involving us that is threatened.

Item 4.      Submission of Matters to a Vote of Security Holders.

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

          For information about our directors and executive officers please see the section captioned “Item 10 – Directors, Executive Officers and Corporate Governance.”

PART II

Item 5.           Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

          As of December 31, 2008, our authorized capital stock consisted of 90,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares, $0.001 par value per share preferred stock. There was no preferred stock outstanding as of December 31, 2008.

          Our common stock trades on the OTC Bulletin Board under the symbol of "ZNOM.OB." Prior to January 4, 2008, our common stock traded under on the OTC Bulletin Board under the symbol of "PSRI.OB." As of March 16, 2009, the closing sale price of our common stock was $.058 per share. The following are the high and low sale prices for the common stock by quarter as reported by the OTC Bulletin Board since January 1, 2007.

Fiscal Year Ended December 31, 2007
	High $	Low $
March 30	—	$ —
June 30	—	$ —
September 30	—	$ —
December 31.	$ 3.20	$ 2.65

Fiscal Year Ended December 31, 2008
	High $	Low $
March 30	$3.20	$2.90
June 30	$3.00	$2.25
September 30	$2.90	$1.01
December 31.	$1.03	$0.02
          The quotations and ranges listed above were obtained from OTCBB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders of Our Common Stock

          As of December 31, 2008, 11,370,060 shares of our common stock were issued and outstanding, and were held by 97 shareholders of record.

Dividends

          We have not declared, or paid, any cash dividends since inception and do not anticipate declaring or paying a cash dividend for the foreseeable future.

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

Transactions Involving the Unregistered Issuance of our Equity Securities

          We entered into contracts with American Capital Ventures and Newcastle Consulting on August 26 and September 8, 2008, respectively, pursuant to which they agreed to provide us with various investor relations services and we agreed to issue 120,000 shares of its common stock to each firm in exchange for their services. The term of each such contract is six months. Pursuant to such contracts and as consideration for the services to be provided, an aggregate of 210,000 shares were issuable under such contracts upon signing. The remaining 30,000 shares were not issued due to discontinued services. Neither firm paid any cash compensation for such shares; however, on the date that such agreements were entered into, the last sale price per share of our common stock on the OTCBB was $1.80. The issuance and sale of common stock in these transactions were exempt pursuant under Section 4(2) of the Securities Act of 1933, as amended (the "Act").

          On October 12, 2008, we issued and sold an aggregate of 62,500 shares of our common stock to Mark Philip, Bruce Beutel, Kerry Rea, Dwight Sangrey, Richard Sessions, Roger Cone, Steven Kurtz and Charles Blitzer, who are, or were, officers and/or directors of our company, for aggregate purchase price of $50,000. The proceeds of such transaction were used to fund operations. The issuance and sale of common stock in these transactions were exempt pursuant under Section 4(2) of the Act.

          On November 5, 2008, we entered into an agreement with Rubicon Global Capital Markets pursuant to which Rubicon agreed to provide us with various investor relations services and we agreed to (i) issue 25,000 shares of our common stock upon execution of the agreement and an additional 25,000 shares on January 29, 2009 as consideration for Rubicon’s services. Rubicon did not pay any cash consideration for such shares; however, on the date such agreement was entered into, the last sale price per share on the OTCBB was $0.45. The issuance and sale of common stock in these transactions were exempt pursuant under Section 4(2) of the Act.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
As of December 31, 2008
Number of
securities
remaining
available for
	Number of		future
	securities to	Weighted-	issuance
	be issued	average	under equity
	upon	exercise	compensation
	exercise of	price of	plans
	outstanding	outstanding	(excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
	rights	rights	column (a))
Plan category	(a)(1)	(b)	(c)(1)
Equity compensation plans approved by security holders	1,795,621	$1.31	397,637

Equity compensation plans not approved by security holders	-	-	-
Total	1,795,621	$1.31	397,637
________________________________
(1) All option numbers and exercise prices have been retroactively adjusted for all forward or reverse stock splits.

(b) As of December 31, 2008, no stock rights were outstanding.

           For more information about our equity incentive plans, see “Item 11-Executive Compensation—Stock Option Grants.” All option numbers and exercise prices have been retroactively adjusted for all forward or reverse stock splits.

Item 6.           Selected Financial Data.

          As a smaller reporting company, we are not required to provide the information required by this item

Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operation.

Forward-Looking Statements

          Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words "believes," "project," "expects," "anticipates," "estimates," "intends," "strategy," "plan," "may," "will continue," "will likely result," and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.

          Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: our ability to raise additional capital to fund operations; the impact of general economic and political conditions in the U.S; technological changes and innovations; capital expenditure requirements; legislative or regulatory requirements; and certain other factors set forth in our filings with the Securities and Exchange Commission, including throughout this Form 10-K, and specific to our plan of operation, such as market acceptance of zebrafish, our library, and related technologies, our ability to continue to successfully develop our library, our ability to supply market demand, and other factors discussed in greater detail elsewhere throughout this document.

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

          The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report on Form 10-K.

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
     Business Plan

          In the near term, and provided we raise the $4.0 million in additional capital necessary to do so, we intend to pursue the following goals:

  establishing and validating the disease models and measurement systems that demonstrate the ability of the zebrafish technology to identify drugs in a broad range of diseases;
  forming the first collaborations with pharmaceutical companies;
  initiating discussions with pharmaceutical companies to collaborate on further development of novel compounds discovered by us;
  filing patents on the first novel compounds discovered in multiple disease areas; and

  establishing and validating the disease models and measurement systems that demonstrate the ability of our zebrafish technology to identify drugs in a broad range of diseases.
          Over the longer term, and provided we raise the $4.0 to $5.0 million in capital (in addition to the $4.0 million we require to meet our near term goals), we hope to exploit our technology platform and expertise of our researchers, facilitate a new approach to drug development, and generate revenue from:

  testing compounds from early pharmaceutical company programs to validate leads and targets for pharmacological effect in animals (lead discovery);
  partnering our drug discovery platform with pharmaceutical companies to help rescue failed medicinal chemistry programs or to enhance existing programs (lead optimization/rescue);
  identifying and developing novel optimized compounds from our internal drug discovery programs (clinical product candidate discovery);
  continuing to pursue licenses with academic and biotechnology partners to secure new disease models, assays and drug compounds developed in their laboratories to strengthen our drug discovery efforts; and
  pursuing various National Institute of Health grants to develop disease models.
          We believe that we may require approximately $8.0 to $9.0 million in additional capital to implement this plan for drug discovery, although our need for additional financing may be offset in part by services sales along with pharmaceutical company collaborations and grant revenue. See the section captioned "Financing" below; however, given the downturn in the capital markets (particularly for early-stage biotechnology companies like us), we have been unable to consummate such a financing to date.

          On February 24, 2009, we and FirstPoint Biotech, Inc. ("FirstPoint") signed a non-binding letter of intent (the "LOI"), related to a possible equity investment by FirstPoint in us. As originally contemplated, if the transactions contemplated by the LOI were consummated, we would have issued shares of convertible preferred stock with an aggregate purchase price of up to $8.0 million. At the initial closing, FirstPoint would purchase $4.0 million of such shares, and at one or more subsequent closings conditioned on milestones to be agreed, FirstPoint would purchase up to an additional $4.0 million of such shares.

          In March 2009, we issued promissory notes with an aggregate principal amount of $225,000. The purpose of the issuance of the notes was to provide sufficient cash to continue operations through the conclusion of a financing that generated at least $4.0 million. We estimate the proceeds from the issuance of the notes will provide sufficient cash to fund operations into the second quarter of 2009.

          On March 30, 2009, we were informed by FirstPoint that it did not intend to consummate the transaction as originally contemplated by the LOI but that it would possibly consider pursuing a transaction involving the sale of securities with a significantly reduced aggregate purchase price if we revised our business plan to focus on delivery of services only. Nevertheless, the financing environment for developmental stage, pre-clinical biotechnology companies, like us, is very challenging and the prospect of obtaining even a significantly reduced financing from FirstPoint or another investor is not high. As of the date of this report, we are still considering our strategic and financing alternatives, which may include a bankruptcy filing, in light of FirstPoint’s position. There is no assurance that financing from FirstPoint, or any other financing source, will be obtained.

          Our ability to continue as a going concern is dependent on our success at raising additional capital sufficient to meet our obligations on a timely basis, and to ultimately attain profitability. We believe our cash position at December 31, 2008, together with the incurrence of debt in March 2009, will allow us to fund operations into the second quarter of 2009.

     Critical Accounting Policies

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The accounting policies described in the following paragraph involve critical accounting estimates because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. While we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used. Changes in the accounting estimates we use are reasonably likely to occur from time to time, which may have a material impact on the presentation of our financial condition and results of operations. We review our estimates, judgments, and assumptions periodically.

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

     Fair Value of Financial Instruments

          The Company's financial instruments consist of cash and cash equivalents, money market funds, trade receivables, prepaid expenses, payables and accrued expenses. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The Company considers the carring values of its financial instruments in the financial statements to approximate fair value.

     Cash Equivalents

          The Company considers all highly liquid debt and other instruments purchased with an original maturity of three months or less to be cash equivalents. These investments include money market funds. At December 31, 2008 and 2007, the Company's cash equivalents held in a money market fund at US Bank were $434 and $3,612, respectively.

     Technology License Agreements

          We have entered into technology license agreements with universities upon their purchase of fish lines. These agreements typically give us the right of first refusal to exclusively license university inventions arising from the use of the fish lines. The terms of these agreements are usually one year; however, the licensing rights carry forward for multiple years. Research contract agreements with pharmaceutical companies typically provide the pharmaceutical company with technology licensing rights to discoveries coming out of the contracted work. The costs of the agreements are expensed to research and development as incurred.

     Revenue Recognition

          We derive revenues from the sales of reagent mutant fish, collaborations with pharmaceutical companies and research grants. We discontinued sales of reagent mutant fish lines to researchers in December 2008. Our markets during 2008 and 2007 included educational research institutions, pharmaceutical companies and research grant sponsors. Sales and distribution are executed via internal marketing and sales efforts.

          Revenues are realized and earned from collaborations when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the Company's price to the buyer is fixed; and (iv) collectability is reasonably assured.

          Revenues from the sale of reagent mutant fish are recognized when title passes to the customer or significant attempts have been made to obtain reagent mutant fish line. Customers initially pay for one-half the order. Deferred revenue is recorded upon receipt of the cash until the title passes to the customer or significant attempts have been made to obtain reagent mutant fish line.

          We allow customers to return reagent mutant fish only for warranty reasons within seven days of shipment. If we are unable to replace a reagent mutant fish line returned under warranty, a credit for a warranty return is issued.

          Our revenues from grant sponsors are recognized when earned according to the contract. Grant expenses are identified and classified to each specific grant and recorded when incurred.

     Accounts Receivable

          Receivables are carried at their estimated collectible amounts. Accounts are periodically evaluated for collectability based on past credit history with customers and their current financial condition and are written off when deemed to be uncollectible. An allowance for doubtful accounts is recorded when management determines the collection is unlikely.

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

     Intangible Assets

          Intangible assets are recorded at cost. Amortization is computed using the straight-line method over the estimated useful life. At the time of retirement, the cost and related accumulated amortization are removed from their respective account and any resulting gain or loss is included in operations.

     Impairment of Long-Lived Assets

          Long-lived assets, such as property, plant, equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined by reference to market prices or through discounted cash flow analysis, depending on the asset. No impairment losses were recorded from the period September 13, 2001 (date of inception) to December 31, 2008.

     Research and Development

          Research and development costs are charged to expense as incurred.

     Income Taxes

          The Company accounts for income taxes in accordance with SFAS No. 109, as clarified by FIN No. 48, which requires an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.

          FIN No. 48 requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

     Stock-Based Compensation

          We have a stock-based employee compensation plan, which is described in Note L. We account for rights under these plans under SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors. The compensation expense for the Company's stock-based payments is based on estimated fair values at the time of the grant.

          SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model. These option pricing models involve a number of assumptions, including the expected lives of stock options, the volatility of the public market price for the Company's common stock and interest rates. The Company is using the Black-Scholes option pricing model. Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that are ultimately expected to vest.

     Segment Reporting

          We comply with Statement of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas and major customers. The method for determining what information to report is based on the way that management organizes the segments within the Company for making operating decisions and assessing financial performance.

          The Company's chief operating decision maker is considered to be the Chief Executive Officer (the "CEO"). The Company's CEO evaluates aggregated financial information in deciding how to allocate resources and assess performance. We have aggregated our businesses into a single reportable segment as allowed under SFAS 131. Accordingly, we describe our one reportable segment as drug discovery, drug target, and mutant fish line sales.

     How We Plan to Generate Revenue

          We anticipate receiving R&D payments from our potential customers to cover costs and milestone payments linked to development milestones of compounds we identify from our planned lead discovery activities. In the case of a lead optimization rescue program, we would also expect upfront payments, larger milestone payments and royalties tied to sales of an eventual commercial product. We also plan to offer a variety of fee for service activities to pharmaceutical companies to build their trust in our approach and to help with the introduction of larger, more valuable services. With respect to preclinical compounds we identify through our clinical product candidate discovery activities, we would expect to enter into licensing agreements with pharmaceutical companies that involve an upfront cash payment, milestone payments, and royalties on the sales of resulting FDA-approved drugs. We are currently pursuing drug compounds to treat inflammation, osteoporosis and metabolic disorders, such as diabetes. In each case, we anticipate that the type and amount of payments will be the subject of negotiation between the parties. We do not currently have any such agreements in place.

          Due to the timing of the grant application and approval process, any future grant revenue is not expected until at least the fourth quarter of 2009. In addition, although as of the date of this report we have no present intention to do so, we may sell, or license certain rights to, our Zenemark library.

     Operating Expenses

          Cost of Products and Services. Cost of products and services consist of personnel, facilities, lab, supplies, and other expenses. We expect that the cost of products and services will decrease due to the discontinuance of mutant fish sales partially offset by the cost of performing potential service contracts.

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

          Effective October 29, 2008 and December 2, 2008, we implemented steps to reduce costs and narrow the focus of our operating activities. This plan will allow us to conserve cash and, we believe, together with the incurrence of senior secured debt in March 2009, will allow us to continue operations into the second quarter of 2009. Our plan consisted of several elements, including temporary reduction of salaries for four officers and one employee and reducing our use of cash in operations as described in further detail below to approximately $250,000 per quarter compared to approximately $1.0 million for the quarter ended September 30, 2008. While operating under such a plan, we will focus our efforts on validating our zebrafish technology for drug discovery in our inflammation program, our most advanced program, seeking additional financing and, potentially, selling or licensing certain rights to our ZeneMark library.

          We have suspended work on our metabolic and cancer drug discovery programs and intend to minimize medicinal chemistry activities. We will continue to work on our inflammation program on a limited basis with a view towards developing an assay system that we can partner with a pharmaceutical company. In addition, effective December 8, 2008, we ceased sales of mutant zebrafish. In connection with this streamlining of our operating activities, we reduced the number of employees from 25 to seven, effective December 15, 2008. The remaining seven employees, including four PhDs, are our president and chief executive officer, chief scientific officer, chief financial officer, director of drug discovery, director of operations, senior director of chemistry and one lab technician.

          Effective February 1, 2009, the amount of lab and office space leased from Oregon Health & Science University was reduced from approximately 4,600 to 1,600 square feet. As a result, rent expense will be reduced from approximately $11,000 to $4,000 per month. We have disposed of certain excess lab and office equipment in connection with such action.

          We expect the cost of selling, general and administrative expenses to increase slightly in 2009 compared to 2008 if the temporary salary reductions described above are reversed in connection with a financing or otherwise.

          Research and Development Expenses. Research and development expense consists of costs associated with research activities as well as costs associated with our product development efforts. These expenses include external research and development expenses incurred pursuant to agreements with third party service organizations, technology access and licensing fees related to the use of proprietary third party technologies, employee expenses, including salaries, stock-based compensation expense, third party supplier expenses and facility costs. We expect our research and development expenses to increase as we add programs, make expenditures for medicinal chemistry and progress to later stage studies.

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

Financing Activities

          We have incurred substantial losses since our inception. As of December 31, 2008, our accumulated deficit was $5.7 million. Financial results for 2008 reflect a consolidated net loss from operations of $3.5 million or ($0.32) per share compared to $1.2 million or ($0.35) per share for 2007. We expect to continue to incur substantial net losses as we incur research and development expenses related to our drug discovery program. To date, we have funded our operations principally through the sale of our equity securities, government grants, sale of fish lines and debt financings. Because we have limited revenues and substantial research and development and operating expenses, we must obtain additional working capital funding from the sale of securities.

          Our ability to continue as a going concern is dependent on our success at raising additional capital sufficient to meet our obligations on a timely basis, and to ultimately attain profitability. We believe our cash position at December 31, 2008, together with the incurrence of debt in March 2009, will allow us to fund operations into the second quarter of 2009.

          If we are able to consummate financing that generates sufficient proceeds , we intend to use the proceeds of the financing to expand our medicinal chemistry program and to complete the validation of its zebrafish technology for drug discovery with a view towards developing one or more partnerships with a pharmaceutical company. If we meet all of the milestones provided for in the definitive agreements related to such transaction, we expect the proceeds of the financing to fund our business plan for approximately two years.

          The current financing environment in the United States, particularly for biotechnology companies like us, is exceptionally challenging and we can provide no assurances as to when such environment will improve or that we will raise capital sufficient to enable us to continue our operations. The sale of our securities or the expectation that we will sell additional securities may have an adverse effect on the trading price of our common stock. Further, we cannot be certain that additional financing will be available when and as needed or, if available, that it will be available on acceptable terms. If financing is available, it may be on terms that adversely affect the interests of our existing stockholders. If adequate financing is not available, we may need to reduce or eliminate our drug discovery activities. We may not be able to secure sufficient financing on acceptable terms. If we cannot, we may be unable to fund growth, successfully develop or enhance technologies and products, take advantage of business opportunities, any of which would be expected to have a material adverse effect on our business, operating results, and financial condition. These factors could significantly limit our ability to continue as a going concern. Accordingly, in the event new financing is not obtained, we may continue to reduce general and administrative expenses and delay research development projects as well as further acquisition of scientific equipment and supplies until we are able to obtain sufficient financing to do so as well as investigate other strategic options, including bankruptcy.

Results of Operations for the Years Ended December 31, 2008 and December 31, 2007

     Revenue

          Sales and revenue decreased from $636,000 to $351,000, or 45%, from 2007 to 2008. The decrease was primarily due to $438,000 less revenue from National Institute of Health grants in 2008 compared to 2007. Grant funding from the last grant awarded in 2006 ceased August 31, 2007, and we received no awards in 2008. Sales related to products and services increased from $198,000 to $351,000, or 77%, from 2007 to 2008. This increase was primarily due to an increase in fish lines by $227,000, or 273% in 2008 compared to 2007 due to higher unit shipments and was partially offset by a decrease in contract services of $95,000, or 86%, in 2008 compared to 2007.

     Operating Expenses

          Operating expenses increased from $1.8 million, or 116%, to $3.9 million from 2007 to 2008. The increase was primarily due to increases in selling, general and administrative expenses and research and development expenses, partially offset by a decrease in grant expense as described more fully below.

          The cost of products and services decreased by $44,000, from $1.0 million in 2007 to $979,000 for 2008, due to decreased salaries due to decreased headcount and discontinuing of reagent fish sales, reduced contract services and transfer of lab staff to drug discovery.

          Grant expense decreased from $438 thousand in 2007 to zero in 2008, or 100%, due to the expiration of the National Institute of Health grant in August 2007. We did not seek receive grant funding in 2008.

          Selling, general and administrative expense increased from $345,000 in 2007 to $2.2 million in 2008, primarily due to absence of grant subsidies, additional headcount and stock compensation expense.

          Research and development expense increased from $17,000 in 2007 to $756,000 in 2008, primarily due to increased head count and payroll expense as we commenced our drug discovery program.

     Income Taxes

          No income tax provision is recorded for 2008 or 2007 due to net operating losses and a full valuation allowance preventing the recognition of deferred tax benefits.

Liquidity and Capital Resources

          As of December 31, 2008, our principal source of liquidity consisted of our cash and cash equivalents of $469,000. Our cash equivalents are typically invested in money market funds. Our primary sources of cash have historically been proceeds from the issuance of equity securities, debt financings, and payments to us from the sale of fish lines and grants. These proceeds have been used to fund our losses. Our cash and cash equivalents decreased by $3.2 million from $3.7 million at December 31, 2007. The decrease is primarily due to $3.0 million of net cash used in operations for the year ended December 31, 2008.

          The $469,000 in cash and cash equivalents which we had as of December 31, 2008, will not provide sufficient liquidity to continue operations through 2009.

          We are seeking to raise additional equity capital of $8.0 to $9.0 million to reach key milestones in our business plan over the next two years. Given the downturn in the capital markets (particularly for early-stage biotechnology companies like ours), we have been unable to consummate such a financing to date.

          We and FirstPoint signed a non-binding LOI, related to a possible equity investment by FirstPoint in us. If the transactions contemplated by the LOI were consummated, we would have issued shares of convertible preferred stock with an aggregate purchase price of up to $8.0 million. At the initial closing, FirstPoint would have purchased $4.0 million of such shares, and at one or more subsequent closings conditioned on milestones to be agreed, FirstPoint would have purchased up to an additional $4.0 million of such shares.

On March 30, 2009, we were informed by FirstPoint that it did not intend to consummate the transaction as originally contemplated by the LOI but that it would possibly consider pursuing a transaction involving the sale of securities with a significantly reduced aggregate purchase price if we revised our business plan to focus on delivery of services only. Nevertheless, the financing environment for developmental stage, pre-clinical biotechnology companies, like us, is very challenging and the prospect of obtaining even a significantly reduced financing from FirstPoint or another investor is not high. As of the date of this report, we are still considering our strategic and financing alternatives, which may include a bankruptcy filing, in light of FirstPoint’s position. There is no assurance that financing from FirstPoint, or any other financing source, will be obtained.

Our ability to continue as a going concern is dependent on our success at raising additional capital sufficient to meet our obligations on a timely basis, and to ultimately attain profitability. We believe our cash position at December 31, 2008, together with the incurrence of debt in March 2009, will allow us to fund operations into the second quarter of 2009.

          In March 2009, we issued promissonary notes with an aggregate principal amount of  $225,000. The purpose of the issuance of the notes was to provide sufficient cash to continue operations through the conclusion of the financing that generated at least $4.0 million. We estimate the bridge loan will provide sufficient cash to fund operations in to second quarter of 2009.

          The notes bear interest at sixty-percent (60%) per annum. The principal amount of the notes plus accrued interest is payable upon the earlier of the date we receive proceeds from the proposed transaction with FirstPoint or July 9, 2009. The purpose of the issuance of such notes was to provide sufficient cash to continue operations through the conclusion of the financing contemplated by the LOI. We estimate the bridge loans will provide sufficient cash to fund operations into the second quarter of 2009.

          We may voluntarily prepay our obligations under the notes at any time. If we sell the ZeneMark® library prior to the maturity of the notes, we must use the proceeds from such transaction to prepay our obligations under the notes. The notes also contain customary events of default. As additional consideration for such loans, we will issue an aggregate of 300,000 shares of our common stock to the note holders.

          Our obligations under the notes are secured by a Security Agreement, dated as of March 13, 2009, by and between us and Triangle Holdings VI, LLC, as collateral agent (the "Security Agreement"). Pursuant to the terms of the Security Agreement, we have granted to the note holders a first priority lien on all of our assets. Pursuant to the terms of the Security Agreement, we may issue one or more additional senior secured promissory notes up to an aggregate principal amount of $75,000, with terms substantially similar to those of the notes.

          We intend to use the proceeds from the issuance of the notes and any additional notes we may issue for working capital and general corporate purposes. We expect the proceeds of such issuances to fund our business plan into approximately June 2009.

          In addition, in consideration of the agreement of our outside legal counsel to (i) defer payment of legal fees and costs previously incurred by us, (ii) continue to perform legal services on our behalf and (iii) defer payment of future legal fees and costs incurred by us from time to time until the aggregate amount of deferred fees and costs incurred by us have been paid, we agreed to (a) issue to Company counsel a subordinated secured promissory note and (b) enter into a joinder agreement (pursuant to which Company counsel is deemed to be a secured party for the purposes of the Security Agreement. The note issued to Company counsel has substantially the same terms as the note issued to the other note holders, with the exceptions that (A) it will bear interest at rate of 10% per year, (B) we will not issue any shares of its common stock to Company counsel, and (C) Company's counsel's rights to payment under the note and Security Agreement will be subordinated to the notes issued to the holders of the senior secured note and other persons to whom we issue senior secured notes from time to time.

     Cash Flows from Operating Activities

          The $3.0 million of cash used by operations in 2008 represented a $2.4 million increase in cash used from the $649,000 of cash used in operations in 2007. In 2008, we recorded a net cash outflow of $2.9 million from our loss from operations, net of $171,000 from stock based compensation, $134,000 from depreciation and $319,000 from issuance of stock for licensing and services. In 2007, we recorded a net cash outflow of $774,000 from our loss from operations, net of $294,000 from stock based compensation, $87,000 from depreciation and $37,000 from stock warrants. This $2.4 million increase in cash used in 2008 compared to 2007 is primarily due to an increase in net loss of $2.3 million. The $2.3 million variance in 2008 as compared to 2007 was primarily due to a decrease in revenue of $285,000 and $2.1 million in increased operating expenses primarily due to our increased research and development efforts.

     Cash Flows from Investing Activities

          At December 31, 2008, our net property plant and equipment balance increased by $90,000 to $411,000, from $321,000 at December 31, 2007. This increase was due to capital expenditures of $234,000, primarily for lab equipment, computers and computing infrastructure to increase capacity less depreciation expense of $138,000.

          We anticipate capital expenditures of approximately $100,000 in 2009, primarily for lab related equipment for our drug discovery business.

     Cash Flows from Financing Activities

          We generated $40,000 of cash from financing activities during the year ended December 31, 2008 compared to $4.3 million in cash from financing activities in the year ended December 31, 2007. The change was attributable to $4.4 million net received in the issuance of common stock in 2007.

          We have incurred                               a net loss of $5.7 million for the period from our inception to December 31, 2008. Our future is currently dependent upon our ability to obtain financing and upon future profitable operations from drug discovery and contracts with pharmaceutical companies.

Off Balance Sheet Arrangements

          As of December 31, 2008, we did not have any off balance sheet arrangements.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk.

          As a smaller reporting company, we are not required to provide the information required by this item.

Item 8.           Financial Statements and Supplementary Data.

          Index to Financial Statements:

Audited Financial Statements:

F-1	Reports of Independent Registered Public Accounting Firms

F-3	Balance Sheets as of December 31, 2008 and 2007

F-4	Statements of Operations — Years Ended December 31, 2008 and 2007 and the period from September 13, 2001 (Inception) to December 31, 2008

F-5	Statement of Stockholders' Equity for the period from September 13, 2001 (Inception) to December 31, 2008

F-6	Statements of Cash Flows — Years Ended December 31, 2008 and 2007 and the period from September 13, 2001 (Inception) to December 31, 2008

F-7	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Znomics, Inc.
Portland, Oregon

We have audited the accompanying balance sheet of Znomics, Inc.(a development stage enterprise) as of December 31, 2008, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2008 and for the period from September 13, 2001 (inception) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Znomics, Inc.(a development stage enterprise) as of December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008 and for the period from September 13, 2001 (inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company had net losses for the years ended December 31, 2008 and 2007 and had an accumulated deficit at December 31, 2008. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Carver Moquist & O'Connor, LLC

Minneapolis, Minnesota
March 31, 2009

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

Moore & Associates Chartered
Las Vegas, Nevada
July 16, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

ZNOMICS, INC.
(A Development Stage Enterprise)

Balance Sheets (in thousands except per share data)
December 31, 2008 and 2007

	2008	Restated 2007
Assets
Current assets:
Cash and cash equivalents	$469	$3,659
Accounts receivable, net	43	106
Prepaid and other expenses	160	74

Total current assets	672	3,839
Property and equipment, net of accumulated depreciation	411	321
Total assets	$1,083	$4,160

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$237	$154
Accrued liabilities	64	30
Deferred revenue	252	514
Current portion of long term liabilities	–	10

Total current liabilities	553	708
Total liabilities	553	708

Stockholders' equity:
Common stock, $0.001 par value, 90,000,000 shares authorized, 11,370,060 and
11,072,560 shares issued and outstanding at December 31, 2008 and 2007,
respectively	11	11
Additional paid-in capital	6,235	5,625
Deficit accumulated during the development stage	(5,716)	(2,184)

Total stockholders' equity	530	3,452
Total liabilities and stockholders' equity	$1,083	$4,160
The accompanying notes are an integral part of these financial statements.

ZNOMICS, INC.
(A Development Stage Enterprise)

Statements of Operations (in thousands except per share data)
For the Years Ended December 31, 2008 and 2007
and the Period from September 13, 2001 (Date of Inception) to December 31, 2008

			September 13,
	Year Ended	Year Ended	2001(Inception)
	December 31,	December 31,	to December 31,
	2008	2007	2008
Sales related to products and services	$351	$198	$975
Grant revenue	–	438	2,006
Total sales and revenue	351	636	2,981
Operating expenses:
Cost of products and services	979	1,023	2,434
Grant expense	–	438	2,006
Selling, general and administrative	2,208	345	2,752
Research and development	756	17	1,526
Total operating expenses	3,943	1,823	8,718
Loss from operations	(3,592)	(1,187)	(5,737)
Other income (expense):
Investment income	64	38	111
Interest expense	(1)	(5)	(53)
Other expense, net	(3)	(38)	(37)
Total other income (expense)	60	(5)	21
Loss before income taxes	(3,532)	(1,192)	(5,716)
Income taxes	–	–	–
Net loss	$(3,532)	$(1,192)	$(5,716)
Loss per common share data:
Basic and diluted	$(0.32)	$(0.35)
Weighted average common shares outstanding:
Basic and diluted	11,112,498	3,414,509
The accompanying notes are an integral part of these financial statements.

ZNOMICS, INC.
(A Development Stage Enterprise)

Statement of Stockholders' Equity (in thousands)
For the Period from September 13, 2001 (Date of Inception) to December 31, 2008

								Deficit
								accumulated
	Series A convertible		Series B convertible				Additional	during
	preferred stock		preferred stock		Common stock		paid-in	development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	stage	Total

Balance at September 13, 2001		$–		$–		$–	$–	$–	$–
Issuance of common stock to founders - September 13, 2001					1,500	15			15
Issuance of Series A convertible preferred stock - January 30, 2002	657	7					650		657
Issuance of Series B convertible preferred stock - April 13, 2005			127	1			253		254
Contribution of laboratory equipment							23		23
Net loss from September 13, 2001 to December 31, 2005								(863)	(863)
Balance at December 31, 2005	657	7	127	1	1,500	15	926	(863)	86
Net loss								(129)	(129)
Balance at December 31, 2006	657	7	127	1	1,500	15	926	(992)	(43)
Cancellation of preferred and common stock on merger	(657)	(7)	(127)	(1)	(1,500)	(15)			(23)
Issuance of common stock on merger					11,073	11	4,198		4,209
Issuance of stock warrants							207		207
Stock option compensation							294		294
Net loss								(1,192)	(1,192)
Balance at December 31, 2007	–	–	–	–	11,073	11	5,625	(2,184)	3,452
Issuance of common stock					297	–	439		439
Stock option compensation							171		171
Net loss								(3,532)	(3,532)
Balance at December 31, 2008	–	$–	–	$–	11,370	$11	$6,235	$(5,716)	$530

The accompanying notes are an integral part of these financial statements.

ZNOMICS, INC .
(A Development Stage Enterprise)

Statements of Cash Flows (in thousands)
For the Years Ended December 31, 2008 and 2007
and the Period from September 13, 2001 (Date of Inception) to December 31, 2008

			2001
	Year Ended	Year Ended	(Inception) to
	December 31,	December 31,	December 31,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(3,532)	$(1,192)	$(5,716)
Adjustments to reconcile net loss to net cash used in by operating activities:
Loss on sale of property and equipment	3	–	3
Depreciation and amortization	141	87	410
Stock-based compensation charges	171	294	465
Stock warrants, expense	–	37	37
Issuance of stock for licensing and services	319	–	385
Changes in operating assets and liabilities:
Accounts receivable	63	(34)	(43)
Prepaid and other expenses	(16)	(60)	(89)
Accounts payable	83	148	237
Accrued liabilities	34	(83)	64
Deferred grant revenue and expense	–	(23)	–
Deferred revenue	(262)	177	253
Net cash used by operating activities	(3,007)	(649)	(4,006)

Cash flows from investing activities:
Capital expenditures	(234)	(169)	(884)
Net cash used by investing activities	(234)	(169)	(884)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	50	4,356	4,406
Proceeds from issuance of preferred stock	–	–	860
Proceeds from sale of equipment	-	–	82
Proceeds from US Bank line of credit	–	160	640
Principal payments, capital leases and notes payable	(10)	(177)	(640)
Net cash provided by financing activities	40	4,339	5,348
Net (decrease) increase in cash and cash equivalents	(3,190)	3,521	469
Cash at beginning of period	3,659	138	–
Cash at end of period	$469	$3,659	$469

Supplemental disclosures:
Cash paid for interest	$1	$5	$30
Cash paid for income taxes	$–	$–	$–
Issuance of common stock for prepaid consulting fees	$70	$–	$70

The accompanying notes are an integral part of these financial statements.

ZNOMICS, INC.
(A Development Stage Company)

Notes to Financial Statements
(in thousands except share data)

NOTE A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

          Znomics Inc. ("the Company") is engaged in the business of drug discovery with a cutting-edge biotechnology platform that leverages medicinal chemistry with the unique attributes of the zebrafish. As a development stage enterprise, the Company has not yet generated significant revenue and its activities have consisted primarily of developing the proprietary gene knock-out technology, building the mutational gene library, raising capital and expanding its infrastructure and developing its discovery capabilities. Accordingly, the Company is considered to be in the development stage as of December 31, 2008, as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development Stage Enterprises.

          As required for development stage companies, cumulative statements of operations and cash flows from September 13, 2001 (date of inception) through December 31, 2008 have been presented along with the statements of operations and cash flows for the years ended December 31, 2008 and 2007.

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

ZNOMICS, INC.
(A Development Stage Company)

Notes to Financial Statements
(in thousands except share data)
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

     Fair Value of Financial Instruments

          The Company's financial instruments consist of cash and cash equivalents, money market funds, trade receivables, prepaid expenses, payables and accrued expenses. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The Company considers the carrying values of its financial instruments in the financial statements to approximate fair value.

ZNOMICS, INC.
(A Development Stage Company)

Notes to Financial Statements
(in thousands except share data)
     Cash Equivalents

          The Company considers all highly liquid debt and other instruments purchased with an original maturity of three months or less to be cash equivalents. These investments include money market funds. At December 31, 2008 and 2007, the Company's cash equivalents held in a money market fund at US Bank were $434 and $3,612, respectively.

     Technology License Agreements

          The Company entered into technology license agreements with universities upon their purchase of fish lines. These agreements typically give the Company the right of first refusal to exclusively license university inventions arising from the use of the fish lines. The terms of these agreements are usually one year; however, the licensing rights carry forward for multiple years. Research contract agreements with pharmaceutical companies typically provide the pharmaceutical company with technology licensing rights to discoveries coming out of the contracted work. The costs of the agreements are expensed to research and development as incurred.

     Revenue Recognition

          The Company derives revenues from the sales of reagent mutant fish, collaborations with pharmaceutical companies and research grants. The Company discontinued its sales of reagent mutant fish lines to researchers in December 2008. The Company's markets during 2008 and 2007 included educational research institutions, pharmaceutical companies and research grant sponsors. Sales and distribution are executed via internal marketing and sales efforts.

          Revenues are realized and earned from collaborations when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the Company's price to the buyer is fixed; and (iv) collectability is reasonably assured.

          Revenues from the sale of reagent mutant fish are recognized when title passes to the customer or significant attempts have been made to obtain reagent mutant fish line. Customers initially pay for one-half the order. Deferred revenue is recorded upon receipt of the cash until the title passes to the customer or significant attempts have been made to obtain reagent mutant fish line.

          The Company allows customers to return reagent mutant fish only for warranty reasons within seven days of shipment. If the Company is unable to replace a reagent mutant fish line returned under warranty, a credit for a warranty return is issued.

          Revenues from grant sponsors are recognized when earned according to the contract. Grant expenses are identified and classified to each specific grant and recorded when incurred.

     Accounts Receivable

          Receivables are carried at their estimated collectible amounts. Accounts are periodically evaluated for collectability based on past credit history with customers and their current financial condition and are written off when deemed to be uncollectible. An allowance for doubtful accounts is recorded when management determines the collection is unlikely.

ZNOMICS, INC.
(A Development Stage Company)

Notes to Financial Statements
(in thousands except share data)
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

     Intangible Assets

          Intangible assets are recorded at cost. Amortization is computed using the straight-line method over the estimated useful life. At the time of retirement, the cost and related accumulated amortization are removed from their respective account and any resulting gain or loss is included in operations.

     Impairment of Long-Lived Assets

          Long-lived assets, such as property, plant, equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined by reference to market prices or through discounted cash flow analysis, depending on the asset. No impairment losses were recorded from the period September 13, 2001 (date of inception) to December 31, 2008.

     Research and Development

          Research and development costs are charged to expense as incurred.

     Net Income (Loss) Per Share

          Basic net income (loss) per share is calculated by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares ("dilutive securities") that were outstanding during the period. Dilutive securities include options granted pursuant to the Company's stock option plan and stock warrants.

          For the years ended December 31, 2008 and 2007 options, share based payments and warrants exercisable representing convertible securities were excluded from the calculation of the diluted net loss per share as their effect would have been antidilutive.

     Income Taxes

          The Company accounts for income taxes in accordance with SFAS No. 109, as clarified by FIN No. 48, which requires an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.

ZNOMICS, INC.
(A Development Stage Company)

Notes to Financial Statements
(in thousands except share data)

          FIN No. 48 requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

     Stock-Based Compensation

          The Company has a stock-based employee compensation plan, which is described in Note L. The Company accounts for rights under these plans under SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors. The compensation expense for the Company's stock-based payments is based on estimated fair values at the time of the grant.

          SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model. These option pricing models involve a number of assumptions, including the expected lives of stock options, the volatility of the public market price for the Company's common stock and interest rates. The Company is using the Black-Scholes option pricing model. Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that are ultimately expected to vest.

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

          The Company's chief operating decision maker is considered to be the Chief Executive Officer (the "CEO"). The Company's CEO evaluates aggregated financial information in deciding how to allocate resources and assess performance. The Company has aggregated its businesses into a single reportable segment as allowed under SFAS 131. Accordingly, the Company describes its one reportable segment as drug discovery, drug target, and mutant fish line sales.

     Recent Accounting Pronouncements

          In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This guidance states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share using the two-class method outlined in SFAS No. 128, Earnings per Share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The adoption of this new guidance on January 1, 2009 should not have an effect on the Company's reported earnings per share.

ZNOMICS, INC.
(A Development Stage Company)

Notes to Financial Statements
(in thousands except share data)

          In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This guidance addresses the determination of the useful life of intangible assets which have legal, regulatory or contractual provisions that potentially limit a company's use of an asset. Under the new guidance, a company should consider its own historical experience in renewing or extending similar arrangements. The Company is required to apply the new guidance to intangible assets acquired after December 31, 2008.

          In February 2008, the FASB issued FASB Staff Position FAS 157-2 ("FSP FAS 157-2") "Effective Date of FASB Statement No. 157" which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and non-financial liabilities assumed in a business combination. The Company has not applied the provisions of SFAS No. 157 to its non-financial assets and non-financial liabilities in accordance with FSP FAS 157-2. The Company does not expect FAS 157-2 to have an impact to the financial statements or reported earnings per share.

          In December 2007, the FASB issued SFAS No. 141R (revised 2007), "Business Combinations". SFAS No. 141 (revised 2007) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (revised 2007) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

NOTE B. GOING CONCERN

          The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2008, we incurred losses from continuing operations of $3,532. At December 31, 2008, we had an accumulated deficit of $5,716. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt to meet short and long-term operating requirements. We believe that private placements of equity capital and debt financing may be adequate to fund our long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position as discussed in our Form 10-K, Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations. If we are unable to obtain the necessary capital, we may have to cease operations.

ZNOMICS, INC.
(A Development Stage Company)

Notes to Financial Statements
(in thousands except share data)

NOTE B. ACCOUNTS RECEIVABLE

          Accounts receivable consist of the following:

	December 31
	2008	2007
Receivable for fish lines	$52	$100
Receivable - Harvard	3	5
Other	5	1
	60	106
Less allowance for doubtful accounts	(17)	–
	$43	$106
NOTE C. PREPAIDS AND OTHER EXPENSES

          Prepaids and other expenses consist of the following:

	December 31
	2008	2007
Investor relations expenses	$71	$29
Various insurance policies	47	45
Other expenses	42	–
	$160	$74
NOTE D. PROPERTY AND EQUIPMENT

          Property and equipment consist of the following:

	December 31,
	Useful Lives	2008	2007
Compound Library	3 years	$17	$17
Office equipment	2-3 years	135	91
Laboratory equipment	3-5 years	526	366
Donated laboratory equipment	2-5 years	23	23
Equipment under capital leases	5 years	40	40
		741	537
Less accumulated depreciation		(347)	(216)
License Agreement	5 years	20	–
Less accumulated Amortization		(3)	–
Property and equipment, net		$411	$321
          Depreciation expense was $138 and $87 for the years ended December 31, 2008 and 2007, respectively. For 2008, the $138 in depreciation expense was classified in the statement of operations as $45 to selling, general and administrative expense, $71 to cost of products and services expense and $22 to research and development expense. In 2007, the $87 depreciation expense was classified in the statement of operations as grant expense. Accumulated depreciation on equipment under capital leases was $36 and $30 at December 31, 2008 and 2007, respectively.

ZNOMICS, INC.
(A Development Stage Company)

Notes to Financial Statements
(in thousands except share data)

          Amortization expense was $3 and $0 for the years ended December 31, 2008 and 2007, respectively. For 2008, the $3 in amortization expense was classified as research and development expense.

NOTE E. ACCRUED LIABILITIES

          Accrued liabilities consist of the following:

	December 31
	2008	2007
Payroll liabilities	$36	$23
Accrued vacation	31	7
	$64	$30

NOTE F. DEFERRED REVENUE

          In 2006, the Company entered into a contract agreement to provide 1,000 fish line products to Harvard College for a total of $450. One-half, or $225, was received, including a nonrefundable portion of $50, by the Company in 2006. No deliveries were made to Harvard until 2007, resulting in deferred revenue at December 31, 2008 and 2007 of $212 and $220, respectively. In November 2008, Harvard College notified the Company they wished to cancel the contract. Subsequent to December 31, 2008 the Company and Harvard College entered into an agreement to where the Company would deliver a copy of the ZeneMark® library to Harvard College in exchange for $212 in deferred revenue and $30 in cash. See subsequent event footnote P.

          The Company requires at least a 50% cash deposit on its other sales orders of fish line products to all other customers. These cash deposits are recorded as deferred revenue and subsequently recognized as current revenue as delivery of the orders are made. Cash deposits on undelivered fish line product orders recorded as deferred revenue at December 31, 2008 and December 31, 2007 totaled $40 and $294, respectively. In December 2008, the Company discontinued sales of fish lines.

NOTE G. BANK LINE OF CREDIT

          The Company had a $250 bank line of credit available from US Bank, which expired August 21, 2008. The line of credit interest rate was prime plus 1%. The line of credit was personally guaranteed by three of the Company's directors. There was no balance outstanding on the line of credit at December 31, 2008 or 2007.

NOTE H. LONG TERM DEBT

          As of December 31, 2008, the Company had no outstanding long term debt. In 2007, the Company had a loan from Washington Mutual Bank for a fish tank system payable in monthly principal installments of $0.8 plus computed interest at a variable rate adjusted daily of the prime rate plus 2% maturing January 1, 2009, guaranteed by two of the Company's directors. The Company repaid the loan in October 2008.

ZNOMICS, INC.
(A Development Stage Company)

Notes to Financial Statements
(in thousands except share data)

	December 31
	2008	2007
Washington Mutual	$–	$9

          No future scheduled maturities exist as of December 31, 2008.

NOTE J. OPERATING LEASE

          The Company leases office and laboratory facilities under an operating lease. The term of the lease is quarter-to-quarter. Rent expense for the years ended December 31, 2008 and 2007 was $128 and $71, respectively.

NOTE K. STOCKHOLDERS' EQUITY

     Authorized Shares

          Preferred stock, $0.001 par value; 10,000,000 shares authorized. Shares of Company preferred stock may be issued in one or more series from time to time by the Board of Directors of the Company. The Board of Directors is expressly authorized to fix by resolution or resolutions the designations and the powers, preferences and rights, and the qualifications, limitations and restrictions thereof, of the shares of each series of preferred stock. Subject to the determination of the Board of Directors, preferred stock would generally have preferences over common stock with respect to the payment of dividends and the distribution of assets in the event of the liquidation, dissolution or winding up of the Company.

          Common stock, $0.001 par value; 90,000,000 shares authorized. The holders of Company common stock are entitled to receive such dividends or distributions as are lawfully declared on the common stock, to have notice of any authorized meeting of stockholders, and to exercise one vote for each share of common stock on all matters which are properly submitted to a vote of the Company's stockholders. As a Nevada corporation, the Company is subject to statutory limitations on the declaration and payment of dividends. In the event of a liquidation, dissolution or winding up of the Company, holders of common stock have the right to a ratable portion of assets remaining after satisfaction in full of the prior rights of creditors, including holders of the Company's indebtedness, all liabilities and the aggregate liquidation preferences of any outstanding shares of preferred stock. The holders of common stock have no conversion, redemption, preemptive or cumulative voting rights.

          Share activity up to and including the reverse merger on November 5, 2007:

          Common Stock

          On September 13, 2001, Znomics Delaware, issued 1,500,000 shares of common stock at $0.01 par value to the founders of the Company in exchange for services provided, including the development of a business plan and management of the company.

          Convertible Preferred Stock

           Prior to the merger, the Company was authorized to issue an additional 8,500,000 shares for a total of 10,000,000 shares of stock, of which 660,000 shares was designated Series A convertible preferred stock and 130,000 shares was designated Series B convertible preferred stock. On January 30, 2002, the company sold 630,000 shares of Series A preferred stock at $1.00 per share, the issue price. In addition, April 2002 the Company issued 15,625 shares of Series A preferred stock to Oregon Health and Sciences University for a one-year technology license and 11,780 shares of Series A preferred stock to founders to reimburse expenses incurred on behalf of the Company.

ZNOMICS, INC.
(A Development Stage Company)

Notes to Financial Statements
(in thousands except share data)

In December 2003, the Company sold and issued a convertible secured promissory note with an aggregate principal amount equal to $230,000 and an annual 8% interest rate. Principal and accrued interest was to be repaid as of the maturity date of January 31, 2005 or converted into Series B convertible preferred stock at $2.00 per share upon the next financing or upon the option of the holders. The holders of the notes were granted a security interest in all of the Company's current and future personal property and general intangibles in which the Company has any right, title or interest. The holders of the notes were granted a stock purchase warrant to purchase 23,000 shares of common stock at $2.00 per share before the end of November 30, 2008.

          Effective February 1, 2005, the convertible bridge loan conversion to series B preferred stock was completed at a conversion price of $2.00 per share for a total of 126,665 shares. Interest due Series B stockholders was converted into shares and interest expense of $23,350 was recorded as part of the conversion.

          As a result of the Merger on November 5, 2007, the common stock, Series A and B preferred stock of Znomics Delaware were converted into common stock of the Company, and:

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

  Outstanding options under the Znomics Delaware stock option plan to purchase 672,346 shares of Znomics Delaware common stock have been converted into options to purchase 672,346 shares of common stock on the same terms and conditions, including varying exercise prices between $0.41 per share to $1.11 per share and exercise termination dates between June 2015 and September 2017. The assumed stock option plan allows the issuance of options to purchase a maximum of 2,193,258 shares of Company common stock, inclusive of these issuances.

  Outstanding warrants of Znomics Delaware entitling holders to purchase 65,893 shares of Znomics Delaware common stock were assumed. These warrants will be converted into warrants to acquire 65,893 shares of common stock. Of these warrants, 56,131 shares are held at an exercise price of $0.82 per share and exercisable until October 17, 2008 and 9,762 shares are held at an exercise price of $1.50 per share and exercisable until June 30, 2012. In addition, the Company issued warrants to purchase 227,733 shares of common stock at a price of $1.50 per share to the placement agents in the private offering, as partial payment, in exchange for their services.

  Following the closing of the merger, in a separate transaction, the former PSRI Chief Executive Officer and sole director and certain other shareholders agreed to cancel and return a portion or all of their PSRI common stock into treasury. In total, these shareholders retired 4,731,085 shares of common stock.

  As a result, following these events, there were 11,072,560 shares of the Company's common stock issued and outstanding at November 5, 2007.

          As of December 31, 2008, the only class of capital company stock issued and outstanding was common stock.

ZNOMICS, INC.
(A Development Stage Company)

Notes to Financial Statements
(in thousands except share data)

Issuances subsequent to the merger

          The Company entered into contracts with two investor relations firms on August 26 and September 8, 2008, respectively pursuant to which the Company agreed to issue 120,000 shares of its common stock to each firm in exchange for their services. The term of each such contract is six months. Pursuant to such contracts an aggregate total of 210,000 shares were issuable under such contracts upon signing. Neither firm paid any cash consideration for such shares; however, on the date that such contracts were entered into, the last sale price per share of the Company’s common stock on the OTCBB was $1.80 per share making the total fair market value of the issuance at $378. The remaining 30,000 shares were not issued due to the Company discontinuing services. The shares were meant as a continuation bonus, the Company chose not to continue service.

          On October 12, 2008, issued and sold 62,500 shares of company common stock at $0.80 per share to certain of its directors and officers for an aggregate purchase price of $50. The proceeds of such transaction were used to fund operations.

          On November 5, 2008, the Company entered into an agreement with a third investment relations consultant pursuant to which the Company agreed to (i) issue 25,000 shares of its common stock upon execution of the agreement and an additional 25,000 shares on January 29, 2009. The firm did not pay any cash consideration for such shares; however, on the date that such agreement was executed, the last sale price per share of the Company’s common stock on the OTCBB was $0.45, making the total fair market value of the issuance, $11.

NOTE L. STOCK OPTIONS AND WARRANTS

          Stock Options

          The Company has a Stock Incentive Plan to promote the Company's long-term growth and profitability by awarding incentives to employees, officers, directors and consultants. The plan permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards or other stock-based awards. The Board of Directors has authorized up to 2,193,258 shares to be issued under the stock option plan. To date, grants have consisted primarily of incentive stock options (ISOs) but non-employees have received non-qualified options.

          The options expire on the last business day prior to the tenth anniversary of the grant award date, currently 2012 to 2018, unless fully exercised or terminated earlier. The options primarily vest and become exercisable either 25% on the award date and 25% ratably thereafter, or, vest ratably commencing one year from the award date. The options vest over periods ranging from immediately to five years.

          Stock Warrants

          The Company has warrants outstanding which are exercisable into common stock. In 2007, 237,495 warrants, expiring in 2012 and exercisable at $0.82 to $1.50 per share, were granted. Included in the 2007 grants were 227,733 warrants, exercisable at $1.50 per share, granted to placement agents in the Company's November 2007 private placement as a partial fee.

          The Board of Directors approved a repricing of the exercise price, and an additional grant of outstanding stock options and warrants, to existing stock option and warrant holders effective as of the November 2007 merger date. The exercise prices were adjusted to approximately 41% of the original exercise price. The original number of options was increased approximately 2.4 times, resulting in 410,571 additional stock options and 33,131 warrants granted.

ZNOMICS, INC.
(A Development Stage Company)

Notes to Financial Statements
(in thousands except share data)

          The following schedules present stock options and warrants awarded and unexercised for the years ended December 31, 2008 and 2007:

	Number of
				Aggregate
			Exercise Price	Intrinsic
	Options	Warrants	per Share	Value
Outstanding at December 31, 2006	225,000	23,000	$0.82 – 2.25
Granted	296,189	237,495	1.00 - 2.80
Repriced	410,571	33,131	0.41-1.15
Exercised	–	–
Expired	–	–
Forfeited	(48,812)	–	0.98

Outstanding at December 31, 2007	882,948	293,626	0.41 – 1.50
Granted	971,238	–	1.50 – 2.58
Exercised	–	–
Expired	–	(56,131)	0.82

Forfeited	(58,565)	–	0.82-2.75

Outstanding at December 31, 2008	1,795,621	237,495	0.41-2.75	$0.00

Exercisable at end of year	562,376	237,495	0.41-2.75

          The following table summarizes information about stock options outstanding as of December 31, 2008:

Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Exercise	Number	Remaining	Average	Number	Average
Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercisable Price
$0.41-$0.98	441,760	5.31	$0.73	436,879	$0.73

$1.02-$1.50	153,935	8.32	$1.14	72,497	$1.11

$1.80-$2.75	1,199,926	9.51	$2.10	53,000	$2.58

$0.41-$2.75	1,795,621	8.37	$1.31	562,376	$0.95
          The following table summarizes the average estimates the Company used in the Black-Scholes option-pricing model during 2008 and 2007 to determine the fair value of employee stock options granted during the year:

	2008	2007
Risk free interest rate	3.2%	4.1%
Expected life in years	6.46	8.4
Expected dividend yield	0.0%	0.0%

ZNOMICS, INC.
(A Development Stage Company)

Notes to Financial Statements
(in thousands except share data)

Expected volatility	69.67%	49.0%
Estimated annualized forfeiture rate	0.0%	0.0%

          The Company determines its risk-free rate assumption based upon the U.S. Treasury yield for obligations with contractual lives similar to the expected lives of the Company's option grants. The expected life represents the weighted average period the options are expected to remain outstanding, based upon historical experience. The dividend yield assumption is based on the Company's historical and anticipated dividend distributions. The expected volatility is based upon a blend of the historical stock price volatility of public companies with a similar business. Forfeitures are estimated based upon historical experience. Based upon these assumptions, the Company has estimated the per share weighted-average grant fair value of its options granted during 2008 and 2007 at $1.31 and $1.45, respectively.

          The table below summarizes the stock-based compensation expense:

	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007
Cost of sales and services	$37	$199
General and administrative	134	95
Total stock-based compensation expense included in loss from operations	$171	$294

          No stock options or warrants have been exercised to date.

          There remains approximately $755 of total unrecognized compensation expense, which is expected to be recognized over future periods, approximately 5 years.

NOTE M. GRANT REVENUE AND EXPENSE

          The Company has received grants from the National Institute of Health ("NIH") to fund the costs and expenses associated with the generation of a zebrafish insertional mutation library. The grants are cost support grants for specific project periods only. Funding dollars unutilized at the end of the grant period may be carried over into future periods with the consent of the NIH. In 2006, the Company received supplemental NIH funding for the grant, extending the period of performance to August 31, 2007.

          As of the year ended December 31, 2007, the Company had expended all its grant funds, consequently no deferred grant revenue existed. No grant funding occurred in 2008.

NOTE N. INCOME TAXES

          The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal rate to pretax income as a result of the following differences:

	December 31
	2008	2007
Tax computed at the federal statutory rate of 34%	$(1,201)	$(405)
State income taxes, net of federal benefit	(230)	(58)
Stock-based compensation	44	99
Permanent differences and other	32	13
Change in valuation allowance	1,355	351
Income tax provision	$–	$–

ZNOMICS, INC.
(A Development Stage Company)

Notes to Financial Statements
(in thousands except share data)

          Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Significant components of the deferred tax assets are as follows:

	December 31
	2008	2007
Deferred tax assets:
Accrued expenses and other	$161	$182
Net operating loss carryforwards	1,929	563
Valuation allowance	(2,067)	(712)
Total deferred tax assets, net of valuation allowance	23	33

Deferred tax liabilities:
Fixed assets	23	33
Net deferred tax assets (liabilities)	$–	$–

          Valuation allowance of $2,067 and $712 at December 31, 2008 and 2007, respectively, has been recorded to offset net deferred tax assets as the Company is unable to conclude that it is more likely than not that such deferred tax assets will be realized.

          At December 31, 2008, the Company has federal, state, and local net operating loss carryforwards of approximately $4,765, $4,764, and $4,166, respectively, which begin to expire in 2021, 2016, and 2012, respectively.

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

          In June 2006, the FASB issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 ("FIN 48"). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

          The Company adopted the provisions of FIN 48 on January 1, 2007. As of the date of adoption, the Company had no unrecognized tax benefits. The adoption of FIN 48 did not result in an adjustment to retained earnings. The Company will recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company had recognized no interest or penalties upon the adoption of FIN 48.

          At December 31, 2008 the Company has no unrecognized tax benefits or associated interest and penalties. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within twelve months of this reporting date.

ZNOMICS, INC.
(A Development Stage Company)

Notes to Financial Statements
(in thousands except share data)

          The Company is subject to U.S. Federal and Oregon state income tax. The Company is no longer subject to U.S. Federal or Oregon income tax examinations for years before 2005. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward amount.

          The Company is not currently under Internal Revenue Service ("IRS") or Oregon tax examinations.

NOTE O. EARNINGS (LOSS) PER SHARE

          The Company computes earnings (loss) per share in accordance with FASB Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”). SFAS 128 requires companies to compute earnings per share under two different methods, basic and diluted, and present per share data for all periods in which statements of operations are presented. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding.

          The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the years ended December 31, 2008 and 2007:

	2008	2007
Basic earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(3,532)	$(1,192)
Weighted average of common shares outstanding	11,112,498	3,414,509
Basic net earnings (loss) per share	$(0.32)	$(0.35)

Diluted earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(3,532)	$(1,192)
Weighted average of common shares outstanding	11,112,498	3,414,509
Stock Options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares
outstanding	11,112,498	3,414,509
Diluted net income (loss) per share	$(0.32)	$(0.35)

(1)
At December 31, 2008, there were common stock equivalents attributable to outstanding stock options of to 1,795,621 common shares and 882,948 common shares at December 31, 2007. The stock options are anti-dilutive at December 31, 2008 and 2007 and therefore have been excluded from diluted earnings per share.

ZNOMICS, INC.
(A Development Stage Company)

Notes to Financial Statements
(in thousands except share data)

(2)
At December 31, 2008, there were common stock equivalents attributable to warrants of 237,495 common shares and 293,626 common shares at December 31, 2007. The warrants expire five years from their 2007 date of issuance and have an exercise price of $1.50 per share. The warrants are anti- dilutive for the years-ended December 31, 2008 and 2007 and therefore have been excluded from diluted earnings per share.

NOTE P. SUBSEQUENT EVENTS

          Sale of a copy of the ZeneMark® library to Harvard College

          On January 5, 2009, the Company entered into an agreement with Harvard College to transfer a copy of the ZeneMark® library and genetic databases. The agreement provides for total consideration of $242 comprised primarily of (i) an aggregate of $30 in cash and (ii) Harvard’s forfeiture of any rights, refunds and/or any remaining credits owed to it by the agreement between the Company and Harvard dated October 2006, which amounted to $212 and is classified as deferred revenue at December 31, 2008. In addition, Harvard granted the Company, until December, 2011, certain royalties related to inventions resulting from the use of the ZeneMark® library.

          Bridge Note

          On March 13, 2009, the Company issued to Triangle Holdings VI, LLC (“Triangle”) a senior secured promissory note with an aggregate principal amount of $200. The note bears interest at sixty-percent (60%) per annum. The principal amount of the note plus accrued interest is payable upon the earlier of the date the Company receives an equity investment from FirstPoint Biotech, Inc. or July 9, 2009. On March 17, 2009, the Company executed a second note with an unrelated individual, upon the same terms, in the principal amount of $25 (together, the “notes”).

The Company may voluntarily prepay its obligations under the notes at any time. If the Company sells its ZeneMark® library prior to the maturity of the notes, it must use the proceeds from such transaction(s) to prepay its obligations under the notes. The notes also contain customary events of default. As additional consideration for the loans to the Company, the Company will issue 300,000 shares of its common stock to Lenders with a fair value of $0.06 per share totaling $18.

The Company’s obligations under the notes are secured by a Security Agreement, dated as of March 13, 2009, by and between the Company and Triangle, as collateral agent (the “Security Agreement”). Pursuant to the terms of the Security Agreement, the Company has granted to Triangle a first priority lien on all of the Company’s assets. Pursuant to the terms of the Security Agreement, the Company may issue one or more senior secured promissory notes with an aggregate principal amount of $75, with terms substantially similar to those of the notes.

          Legal Counsel Agreement

In addition, in consideration of the agreement of the Company's outside legal counsel, Wilson Sonsini Goodrich & Rosati, P.C. ("Company Counsel"), to (a) defer payment of legal fees and costs previously incurred by the Company in the amount of, $75, (b) continue to perform legal services on behalf of the Company and (c) defer payment of future legal fees and costs incurred by Company from time to time until the aggregate amount of deferred fees and costs incurred by the Company have been paid, the Company has agreed to (i) issue to Company counsel a subordinated secured promissory note and (ii) enter into a joinder agreement (a form of which is attached to the Security Agreement as an exhibit) pursuant to which Company Counsel is deemed to be a secured party for the purposes of the Security Agreement. The note issued to Company counsel has substantially the same terms as the notes issued to Triangle, with the exceptions that (A) it will bear interest at rate of 10% per year, (B) the Company will not issue any shares of its common stock to Company Counsel, and (C) Company's counsel's rights to payment under the note and Security Agreement will be subordinated to the notes issued to Triangle and other persons to whom the Company issues senior secured notes from time to time.

Item 9.           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          As previously reported on Form 8-K first filed December 11, 2007, as amended December 18, 2007, and January 10, 2008, Dale Matheson Carr-Hilton Labonte, LLP, the independent registered public accounting firm who had been engaged as the principal accountant to audit the Company's financial statements, was dismissed effective December 7, 2007. The decision to change the Company's independent registered public accounting firm from Dale Matheson Carr-Hilton Labonte, LLP, to Moore & Associates, Chartered, Independent Registered Public Accounting Firm, was approved by the board of directors of the Company.

          The Dale Matheson Carr-Hilton Labonte, LLP reports on our financial statements for the years ended May 31, 2006 and ended May 31, 2007 did not contain adverse opinions or disclaimers of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principle, except that such audit reports for the years ended May 31, 2006 and May 31, 2007 contained an uncertainty about the Company's ability to continue as a going concern.

          During the year ended May 31, 2007 and through December 7, 2007, there were no disagreements with Dale Matheson Carr-Hilton Labonte, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Dale Matheson Carr-Hilton Labonte, LLP, would have caused it to make a reference to the subject matter of the disagreements in its reports on our financial statements for such years. During the year ended May 31, 2007 and through November 28, 2007, there were no "reportable events", as described in Item 304(a)(1)(v) of Regulation S-K.

          As previously reported on Form 8-K first filed September 23, 2008, we dismissed Moore & Associates, Chartered, the independent registered public accounting firm previously engaged as the principal accountant to audit the Company's financial statements and the Company approved the engagement of Carver Moquist & O'Connor, LLC, an independent registered public accounting firm, as the new principal accountant to audit the Company's financial statements. The decision to dismiss Moore & Associates, Chartered, and change the Company's independent registered public accounting firm to Carver Moquist & O'Connor, LLC was approved by our audit committee.

          Reports prepared by Moore & Associates, Chartered on the financial statements of the Company as of December 31, 2007 and December 31, 2006 did not contain adverse opinions or disclaimers of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

          During the fiscal years ended December 31, 2006 and 2007, quarters ended March 31, and June 30, 2008 and the months from July 1, through September 18, 2008, there were no disagreements with Moore & Associates, Chartered on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, which if not resolved to the satisfaction of Moore & Associates, Chartered, would have caused it to make reference to subject matter of the disagreements in its reports on the Company's financial statements for such year. During the fiscal years ended December 31, 2006 and 2007, quarters ended March 31, and June 30, 2008 and the months from July 1, through September 18, 2008, there were no "reportable events", as described in 304(a)(1)(v) of Regulation S-K.

          During the fiscal years for the Company ended May 31, 2006 and May 31, 2007, the Company did not consult Moore & Associates, Chartered, regarding any of the matters outlined in Item 304(a)(2) of Regulation SB.

          During the fiscal years ended December 31, 2006 and 2007, quarters ended March 31, and June 30, 2008 and the months from July 1, through September 18, 2008, the Company did not consult Carver Moquist & O'Connor, LLC regarding any of the matters outlined in Item 304(a)(2) of Regulation S-K.

Item 9A(T).      Controls and Procedures.

          Evaluation of Disclosure Controls and Procedures

          Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2008, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded, as discussed below, that a material weakness existed in our internal control over financial reporting as of December 31, 2008 and as a result our disclosures controls and procedures were not effective.

          Management’s Annual Report on Internal Control Over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(f) of the Exchange Act. We have designed our internal controls to provide reasonable, but not absolute, assurance that our financial statements are prepared in accordance with U.S. GAAP. We assess the effectiveness of our internal controls based on the criteria set forth in the Internal Control — Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. In performing the assessment, our management identified a material weakness in internal control over financial reporting as of December 31, 2008. Specifically, a control over determining the fair market value of stock options valued in the option pricing model used for accounting for stock compensation expense was not effective to ensure that stock compensation expense was calculated appropriately.

          Due to this material weakness, management has concluded that our internal control over financial reporting was not effective as of December 31, 2008.

Remediation

           In response to the material weakness in our internal controls noted above, we are formalizing corrective procedures relating to the (1) calculation of the fair values for stock option grants used in the population of the stock compensation model, (2) developing standard timing for preparation of signed employee stock option agreements, approval and ratification by the board of directors, supporting documents and addition to the quarterly closing checklist of review of contractual obligations for stock option grants. With the implementation of these corrective actions we believe that the previously reported material weakness will be remediated as of the first quarter of the fiscal year 2009; however such procedures will not be tested until our first quarter close.

Inherent Limitation on the Effectiveness of Internal Controls

           The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Item 9B.      Other Information.

          Not Applicable

PART III

Item 10.      Directors, Executive Officers and Corporate Governance.

          The following information sets forth the names of our current directors and executive officers, their ages as of February 15, 2009 and their present positions.

Name	Age	Position Held with the Company
Dwight A. Sangrey	68	Chairman of the Board of Directors
Mark Philip	53	Director, President and Chief Executive Officer
Roger D. Cone	51	Director
Stephen E. Kurtz	52	Director, Secretary, Director of Operations
Richard A. Sessions	69	Director
Bruce A. Beutel	45	Chief Scientific Officer
Kerry D. Rea	50	Chief Financial Officer

          Set forth below is a brief description of the background and business experience of our significant employees, executive officers and directors.

          Dwight A. Sangrey, Ph.D., P.E. is a co-founder of the Company and has served on the board of directors since its inception in 2001 and as Chairman since 2007. He has over 40 years of experience in management, engineering, higher education and public policy. Practicing experience includes more than 30 years in project management or more senior responsibilities, including 10 years as Division or Chief Operating Officer and 12 years as Chief Executive Officer. Dr. Sangrey has been involved for more than 25 years in the process of developing viable businesses based on technology research and the leadership of university/industry/government economic development organizations. He has served as a member of the board of directors of 10 corporations, including two public companies, Precision Castparts Corp. (PCP) and Northwest Natural Gas Company (NWN). He is the author of more than 120 technical publications. Dr. Sangrey has a Ph.D. in engineering from Cornell University.

          Mark Philip, Ph.D. has served as a Director, President and Chief Executive Officer since August 2008. Dr. Philip brings more than 25 years of senior executive experience in the biotechnology and pharmaceutical industries. Most recently, from 2004 to 2008, Dr. Philip was president of Stryker Biotech, a biotechnology company that is a division of Stryker Inc. From 1997 to 2004, Dr. Philip was president and chief executive officer of Zycos Inc., a start-up biotechnology company focused on DNA-based therapeutics for oncology. Dr. Philip earned a Ph.D. in hematology and immunology and a Bachelors of Science in biochemistry and animal physiology from Trent Polytechnic (City University), Nottingham, UK, and a Masters in Business Administration from Lake Forest Graduate School of Management, Chicago, Illinois.

          Roger D. Cone, Ph.D. is a co-founder of the Company and has served as a Director since 2001. He served as President and Chief Scientific Officer from 2001 to June 2008. Dr. Cone is currently chairman of the Department of Molecular Physiology and Biophysics at Vanderbilt University Medical Center. Dr. Cone was also a co-founder of Northwest NeuroLogic, along with Mr. Sessions. He has served as a scientific advisory board member to Neurocrine Biosciences, Lexicon Genetics and Trega Biosciences, and is a current scientific advisor to the public biopharmaceutical company, Mannkind Corporation. He has authored over 130 publications in the field of neuroendocrinology and obesity, and is the recipient of national and international awards for his research in this area. Dr. Cone earned his B.A., summa cum laude, in Biochemistry from Princeton University, where he graduated Phi Beta Kappa, and his Ph.D. in Biology from the Massachusetts Institute of Technology (MIT).

          Stephen E. Kurtz, Ph.D. is a co-founder of the Company and has served as Director of Operations effective March 1, 2008. Dr. Kurtz is our Corporate Secretary and a Director. He served part time as its Manager of Marketing and Product Development since 2006. He served full time as a Senior Scientist of the Company in 2002. He was previously Chief Scientific Officer at Northwest NeuroLogic. From 1992 to 1997 Dr. Kurtz was a Senior Scientist in the Department of Microbial Molecular Biology at the Bristol-Myers Squibb Research Institute, Princeton, New Jersey. Dr. Kurtz received his B.A. in Biology from Brown University, and his Ph.D. in Molecular Genetics and Cell Biology from the University of Chicago.

          Richard A. Sessions, M.B.A. is a co-founder of the Company and has served as a Director since 2001 and its Chief Executive Officer on a consulting basis from 2001 to August 2008. He co-founded Northwest NeuroLogic and served as its Chief Executive Officer from 1993 to 1996. From 1990 to 2001 he served as Administrative Director of the privately endowed ($40 million) Vollum Institute at OHSU. Prior to that he spent nineteen years in engineering and medical research management at UCLA, including positions as the Executive Officer of the UCLA School of Engineering and Applied Sciences and Administrative Director of the School of Medicine's Center for Ulcer Research and Education. Mr. Sessions holds a B.A. from California State University, Fresno, a M.S.W. from the University of Southern California and an M.B.A. from the UCLA Graduate School of Management.

          Bruce A. Beutel, Ph.D. has served as Chief Scientific Officer since June 2008. Mr. Beutel has over 15 years of experience in drug discovery research. Prior to joining Znomics, he was a drug discovery consultant since 2007. From 1995 to 2007, Mr. Beutel held drug discovery research roles of increasing responsibility with Abbott Laboratories, Inc. From 2006 to 2007, Mr. Beutel was Senior Director, Target and Lead Discovery. From 2003 to 2006 he was Director, Metabolic Disease Research. Prior to joining Abbott, from 1993 to 1995, Mr. Beutel was Group Head, Discovery and Senior Scientist with PharmaGenics, Inc, a biotechnology company. Mr. Beutel holds a Bachelor of Science in Biology from the University of Chicago and a Ph.D. in Molecular Biology from the University of Wisconsin-Madison.

          Kerry D. Rea has served as Chief Financial Officer since November 2007. Mr. Rea was a consultant from 2006 to November 2007. From 2004 to 2006 he served as Vice-President and Controller of AccessLine Communications, serving in various consulting roles from 2003 to 2006. From 1997 to 2002 he was Vice President of Finance and Vice President and Controller for Electric Lightwave. Mr. Rea is a CPA, currently inactive status, with two public accounting firms, holding a Bachelor of Science of Business Administration from Oregon State University and a Masters of Taxation from Portland State University.

          We have adopted a Code of Ethics, a copy of which is an exhibit to this report.

          The Board of Directors has an audit committee comprised of Dwight Sangrey, as Chair, and Steven Kurtz, as member. The committee does not have an “audit committee financial expert”, as defined by the SEC. As a development stage company with little revenue and given our financial condition, we are not in a position to provide cash compensation to our directors which has negatively affected our ability to attract a person with the qualifications as an audit committee financial expert to serve on the board. While we continue to identify a person with the relevant qualifications so serve on the board, we have not been able to do so.

Item 11.      Executive Compensation.

Summary Compensation Table

          The table below summarizes all compensation awarded to, earned by, or paid to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended December 31, 2008 and 2007.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary($) (c)	Bonus($) (d)	Stock Awards($) (e)	Option Awards($) (1) (f)	Non-Equity Incentive Plan Compensation($) (g)	Nonqualified Deferred Compensation($) (h)	All other Compensation($)(i)	Total($) (j)
Mark	2008	$98,125			$15,297			$9,357	$376,119
Philip(2)
President	2007	$-
and Chief
Executive
Officer
Richard	2008	$49,542						$1,486	$51,028
Sessions(3)
Former	2007	$-						$12,000	$12,000
Chief
Executive
Officer
Bruce	2008	$93,109			$4,130			$20,339	$169,078
Beutel(4)
Chief	2007	$-
Science
Officer
Kerry	2008	$147,112			$13,295			$4,413	$151,525
Rea(5)
Chief	2007	$21,288			$745				$101,274
Financial
Officer
Stephen	2008	$86,635			$20,898			$2,599	$219,611
Kurtz(6)
Secretary	2007	$21,700							$21,700
and
Director of
Operations

(1)	Amounts reflect the expense recognized for accounting purposes calculated in accordance with SFAS 123R.

Assumptions used in calculating expense as required by SFAS 123R are described in Note L to our Financial Statements included elsewhere in this report. Additional details regarding the terms of awards under the Stock Option Plan are described in the following table "Outstanding Equity Awards at Fiscal Year-End."

(2)
Dr. Philip was hired as our president and chief executive officer on August 14, 2008, “All other Compensation” for Dr. Philip consist of $8,794 for relocation expenses and $563 for company match to the 401(k) in 2008.

(3)
Mr. Sessions resigned as our chief executive officer on August 14, 2008. “All other Compensation” for Mr. Sessions consisted of company match to the 401(k) of$1,486 for 2008 and $12,000 in consulting fees for 2007.

(4)
Mr, Beutel was hired as our chief scientific officer on June 4, 2008. “All other Compensation” for Mr. Beutel consisted of company match to the 401(k) Plan of $1,063 and $19,276 for relocation expenses in 2008..

(5)	“All other Compensation” for Mr. Rea consisted of company match to the 401(k) Plan $4,413 for 2008.
(6)	“All other Compensation” for Mr. Kurtz consisted of company match to the 401(k) Plan $2,599 for 2008.

Narrative Disclosure to the Summary Compensation Table

     Mark Philip, President and Chief Executive Officer

          On August 14, 2008, we hired Dr. Philip as our President and Chief Executive Officer and entered into an at-will employment agreement with him pursuant to which, we agreed to pay Dr. Philip an initial base salary of $300,000 per year. In the first year of employment, Dr. Philip is eligible for an annual target bonus of 25% of his base salary and a target bonus of 30% of his base salary thereafter. The actual bonus paid, if any, will based on the achievement of success in financing, advancing scientific programs and executive leadership goals. Subject to approval by our board of directors, we agreed to grant Dr. Philip (i) an option (the “Service Option”) to purchase 500,000 shares of common stock, 20% of which option shall vest on September 1 of each year and (ii) an option (the “Performance Option”) to purchase 100,000 shares of common stock, which option shall vest upon the achievement of certain performance objectives for success in financing, advancing scientific programs and execute leadership, in each case subject to Dr. Philip remaining a service provider on the date of vesting. Each of the Service Option and Performance Option was granted pursuant to the terms of the Plan and the related stock option agreement. Upon the occurrence of a change of control of the Company, 100% of the Service Option shall become fully vested. Subsequently, we and Dr. Philip agreed that, that in connection with Dr. Philip’s relocation, we would pay all reasonable moving costs, including but not limited to, airline flights, furniture and vehicle moving expenses, costs related to the sale of his home, including realtor and legal fees and up to six months of temporary housing expenses, if required.

          If Dr. Philip’s employment is terminated (i) involuntarily by us other than for “Cause” (as defined in the employment agreement) or (ii) due to a “Voluntary Termination for Good Reason” (as defined in the employment agreement), subject to Dr. Philip entering into a standard form release of claims, we will provide Dr. Philip with the following severance benefits: (A) if such termination occurs prior the first anniversary of Dr. Philip’s employment, $300,000, and thereafter, 100% of his base salary and the actual bonus paid or payable to Dr. Philip in respect of the most recently completed year of employment, (B) accelerated vesting with respect to 20% of the Service Option, (C) reimbursement for health care premium for Dr. Philip and his dependents pursuant to COBRA for one year from the date of such termination (provided that such the obligation to provide such reimbursement shall terminate upon his commencement of employment with an employer who provides health care coverage) and (D) reimbursement for the reasonable, documented fees of one mutually agreed upon outplacement firm for one year following such termination. If Dr. Philip’s employment is terminated by us for Cause or due to a Voluntary Termination for Good Reason, Dr. Philip shall not be entitled to any of the foregoing severance benefits.

          Prior to his hiring as our President and Chief Executive Officer, we had engaged Dr. Philip as a consultant. In lieu of the compensation owed to Dr. Philip for such consulting services and base salary for the period from August 14 to August 31, 2008, we paid Dr. Philip $20,000.

     Richard Sessions, Former Chief Executive Officer

          On August 14, 2008, Mr. Sessions resigned as our Chief Executive Officer, but remained our employee until October 28, 2008 to assist Dr. Philip in the transition. Pursuant to our employment arrangements with Mr. Sessions, which arrangements were approved by our board of directors, Mr. Sessions’ annual base salary was $60,000, prorated to account for the fact that Mr. Sessions dedicated only 50% of his time to duties as our chief executive officer. Finally, after Mr. Sessions resignation as our employee, we entered into a consulting agreement with him pursuant to which we paid him $5,000 per month. Such consulting agreement was terminated effective November 30, 2008.

     Bruce Beutel, Chief Scientific Officer

          Pursuant to our employment arrangements with Mr. Beutel, which arrangements were approved by our board of directors, Mr. Beutel’s annual base salary is $200,000. In addition, Mr. Beutel is eligible to receive a bonus of up to $35,000 based on success in financing, advancing scientifc programs and executive leadership goals. We did not pay Mr. Beutel a bonus for 2008 given our financial condition. In addition, Mr. Beutel was granted an option to purchase 50,000 shares of our common stock, with 20% of the shares underlying such option vesting on each anniversary of the grant date and an option to purchase an additional 50,000 shares which shares shall vest based on the achievement of individual and company performance goals.

     Kerry Rea, Chief Financial Officer

          Pursuant to our employment arrangements with Mr. Rea, which arrangements were approved by our board of directors, Mr. Rea’s annual base salary is $160,000. In addition, Mr. Rea is eligible to receive a bonus of up to $32,000 based on individual and company performance goals. We did not pay Mr. Rea a bonus for either 2007 or 2008 given our financial condition. In addition, Mr. Rea was granted an option to purchase 100,000 shares of our common stock, with 20% of the shares underlying such option vesting on each anniversary of the grant date.

     Steven Kurtz, Secretary and Director of Operations

          Pursuant to our employment arrangements with Mr. Kurtz, which arrangements were approved by our board of directors, Mr. Kurtz’ annual base salary is $110,000. In addition, Mr. Kurtz is eligible to receive a bonus of up to $15,000 based on certain individual and company performance goals. We did not pay Mr. Kurtz a bonus for either 2007 or 2008 given our financial condition. In addition, Mr. Kurtz was granted an option to purchase 80,000 shares of our common stock, with 20% of the shares underlying such option vesting on each anniversary of the grant date.

     Amendments to Employment Arrangements

          In connection with our cost-savings initiative, effective October 29, 2008, the salary of the Dr. Philip, Mr. Beutel and Mr. Rea was reduced by 25% and the salary of Mr. Kurtz was reduced by 10%. In an effort to continue to conserve cash, the monthly salaries of Messers Philip, Beutel, Rea and Kurtz were further reduced to $10,000, $8,333, $7,500 and $5,000, respectively, effective as of December 15, 2008. These reductions replace the salary reductions initiated on October 29, 2008.

          If we consummate a financing, license certain rights to our ZeneMark library or enter into a collaboration prior to December 31, 2009 that generates gross proceeds of at least $1.0 million, each of such employees shall be entitled to receive an amount in cash equal to their foregone salaries. In addition, at the end of each month during which each such officer foregoes salary, such officer shall be granted a fully-vested incentive stock option to purchase a number of shares equal to (1) the amount of foregone salary for such month divided by (2) the weighted average of the closing market price of our common stock for such month. The maximum monthly number of shares underlying such options Messers Philip, Beutel and Rea shall be 300,000, 166,660 and 116,660 shares of common stock, respectively.

          In addition, Messers Philip, Beutel and Rea shall be entitled to receive a bonus of $30,000, $20,000 and $10,000, respectively, for the first $1.6 million raised in such financing and a second bonus of $7,500, $5,000 and $2,500, respectively, upon raising cumulatively $2.0 million or more in such financing. In addition, until such time as we consummate a financing that generates at least $1.0 million in gross proceeds and so long as an officer devotes at least 50% of time to Znomics-related activities, each such officer is entitled to consult on a part-time basis for other enterprises provided the other enterprises are not one of our direct competitors.

Stock Option Grants

          During the year ended December 31, 2008, Mr. Kurtz received a stock option award valued at $130,377, consisting of options to acquire 80,000 shares of our common stock at an exercise price of $2.45 per share. Additionally, Dr. Philip and Mr. Beutel received stock option awards for 500,000 and 135,000 shares, respectively, valued at $188,038 and $50,770, respectively, with an exercise price of $1.80 per share.

          We believe that it is important and beneficial to give employees and key consultants and advisors the opportunity to participate in ownership. Equity compensation, in addition to regular salaries, enables us to attract and retain highly qualified employees, consultants and advisors in an extremely competitive market.

          We have adopted a stock incentive plan (the "Plan") to promote our long-term growth and profitability by incentivizing employees, officers, directors and consultants. The Plan, which is our only equity compensation plan, permits the grant of stock options, stock appreciation rights, restricted or unrestricted stock awards or other stock-based awards. The board of directors and stockholders has authorized up to 2,193,258 shares to be issued under the Plan. To date grants have consisted primarily of incentive stock options but non-employees receive non-qualified options.

          The Plan is administered by our board of directors. Each person receiving an option receives an option agreement which sets forth the terms and conditions of the option. Options expire on the last business day prior to the tenth anniversary of the grant award date, currently 2012 to 2018, unless earlier fully exercised or terminated. The options vest and become exercisable either (i) 25% on the grant date and 25% on each anniversary of the grant date thereafter such that the option is fully-vested after three years, or (ii) 20% on the first anniversary of the grant date and 20% on each anniversary of the grant date thereafter such that the option is fully-vested after five years. Options may be exercised only while the recipient is employed or is serving as a director, or within 90 days after termination of an employee's service unless the person is disabled, in which case all options terminate after one year from the date of the disability or expiration, whichever is greater. Options are not transferable except by will or the laws of descent and distribution.

          Options are designated as either "incentive stock options," as defined in Section 422 of the Internal Revenue Code, or "nonqualified stock options," and are exercisable at a per share price not less than 100% of the fair market value of our common stock on the date of grant. Incentive stock options granted to any person with a beneficial ownership of 10% or more of our outstanding shares must be exercisable at a price per share not less than 110% of the fair market value of our common stock on the date of grant. The Plan permits, at the discretion of the board of directors, the option holder to pay the exercise price of any options with cash, a promissory note, or company securities held by the option holder. The Plan also permits broker-assisted cashless exercises of stock options.

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

All Other Compensation

          Other compensation for the year ended December 31, 2008 includes the Company’s contribution on behalf of employees into our 401(k) plan. We match 3% of employee earnings into the plan.

          During the year ended December 31, 2007, we paid Mr. Sessions, our former Chief Executive Officer, a consulting fee of $12,000 based upon a verbal agreement approved by our board of directors.

Outstanding Equity Awards at Fiscal Year-End

          The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards

										Equity
										Incentive
										Plan
									Equity	Awards:
									Incentive	Market or
				Equity					Plan	Payout
				Incentive					Awards:	Value of
				Plan					Number of	Unearned
				Awards:				Market	Unearned	Shares,
	Number of	Number of		Number of			Number of	Value of	Shares,	Units or
	Securities	Securities		Securities			Shares or	Shares or	Units or	Other
	Underlying	Underlying		Underlying			Units of	Units of	Other	Rights
	Unexercised	Unexercised		Unexercised	Option	Option	Stock that	Stock that	Rights that	that have
	Options (#)	Options (#)		Unearned	Exercise	Expiration	have Not	have Not	have Not	Not
Name	Exercisable	Unexercisable		Options (#)	Price ($)	Date	Vested (#)	Vested ($)	Vested (#)	Vested ($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)

Richard
Sessions	73,218				$0.82	7/2/2015
Richard
Sessions	48,812				$0.92	7/3/2015
Stephen
Kurtz	24,406				$0.82	7/01/2014
Stephen
Kurtz		80,000	(1)		$2.45	03/01/2018
Kerry Rea	20,000	80,000	(2)		$2.75	12/14/2017
Mark Philip		500,000	(3)		$0.92	09/30/2018
BruceBeutel		135,000	(3)		$0.92	09/30/2018

(1)	The shares underlying the option granted to Mr. Kurtz vest 20% per year on each anniversary of the grant date, or March 01, 2009, 2010, 2011, 2012 and 2013.
(2)
Twenty percent of the shares underlying the option granted to Mr. Rea vested on December 14, 2008. The remaining shares underlying the option granted to Mr. Rea vest 20% per year on each anniversary of the grant date, or December 14, 2009, 2010, 2011and 2012. (3)

          The shares underlying the options granted to Messrs. Philip and Beutel vest 20% per year on each anniversary of the grant date, or September 30, 2009, 2010, 2011, 2012 and 2013. If Dr Philip's employment termination by us other than for cause, or if he voluntary terminates his employment for good reason, 20% of the shares underlying his option shall automatically become completely vested.

Compensation of Directors

          The table below summarizes all compensation of our directors for the year ended  December 31, 2008.

Fees
	Earned or				Nonqualified
	paid			Non-Equity	Deferred		All other
	in cash($)	Stock	Option	Incentive Plan	Compensation		Compensation
Name	(1)	Awards($)	Awards($)	Compensation($)	($)		($)	Total($)
(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)

Dwight Sangrey	—		$37,952			$		37,952
Charles Blitzer	—							—
Roger Cone	—							—
Narrative Disclosure to the Director Compensation Table

          The chairman of the board and non-employee directors receive an annual stock option grant of 25,000 and 15,000 shares, respectively. The shares underlying such options vest quarterly over one year. Employee directors do not receive additional compensation as board members.

          During the year ended December 31, 2008, Mr. Sangrey received a stock option award valued at $37,952, consisting of options to acquire 25,000 shares of our common stock at an average exercise price of $2.45 per share for his service as Chairman for 2008. Mr. Cone resigned his position as President of the Company in June 2008 and became eligible to receive an option award for his services as a member of the board of directors. We anticipate that the board will grant to Mr. Cone a stock option to acquire 7,500 shares of our common stock for his services in 2008 as a member of the board, in 2009. Mr. Sessions employment ended in October 2008 as part of our cost restructuring plan but remained a member of the board. His resignation made him eligible to receive an option award for 3,750 shares of our common stock for his services in 2008 as a member of the board and we anticipate that the board will grant Mr. Sessions such option in 2009. Mr. Sessions options have not been granted as of December 31, 2008 and Mr. Blitzer was not eligible for an option due to his short time as a member on the board. Dr. Philip and Mr. Kurtz are not eligible to receive additional compensation as employee members of the board.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The following table sets forth certain information regarding beneficial ownership of our common shares as of February 28, 2008, by (i) each person or entity who is known by us to own beneficially more than 5% of our common shares, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all our directors and executive officers as a group

		Amount and
		Nature of
	Title of	Beneficial	Percent of Class
Name and Address of Beneficial Owner	Class	Ownership (1)	(2)
Richard Sessions (3) 2611 SW Third Ave., Suite 200, Portland, OR 97201	Common	899,566	7.9%
Roger Cone 2611 SW Third Ave., Suite 200, Portland, OR 97201	Common	898,678	7.9%
Stephen Kurtz (4) 2611 SW Third Ave., Suite 200, Portland, OR 97201	Common	788,145	6.9%
Dwight Sangrey (5) 2611 SW Third Ave., Suite 200, Portland, OR 97201	Common	788,090	6.9%
Kerry Rea (6) 2611 SW Third Ave., Suite 200, Portland, OR 97201	Common	26,250	0.2%
Mark Philip 2611 SW Third Ave., Suite 200, Portland, OR 97201	Common	6,250	0.1%
Bruce Beutel 2611 SW Third Ave., Suite 200, Portland, OR 97201	Common	6,250	0.1%
All officers and directors as a group (seven persons)	Common	3,413,229	30.0%

__________________________
(1)	Options and warrants exercisable within 30 days of February 28, 2009, are deemed outstanding for the purposes of computing the shares held by that person, but not any other person.

(2)	Based on 11,370,060 common shares issued and outstanding as of February 28, 2009.
(3)	Includes options to purchase 73,218 shares of common stock exercisable within 60 days of February 28, 2009.
(4)	Includes options to purchase 40,405 shares common stock exercisable within 60 days of February 28, 2009.
(5)	Includes options to purchase 25,000 shares of common stock exercisable within 60 days of February 28, 2009.
(6)	Includes options to purchase 20,000 shares of common stock exercisable within 60 days of February 28, 2009.
Item 13.      Certain Relationships and Related Transactions, and Director Independence.

          On August 21, 2008, a $250,000 bank line of credit from US Bank was terminated. The interest rate on the line of credit was prime plus 1% and our obligations thereunder were personally guaranteed by three of our directors, Dwight Sangrey, Chairman of the Board, Richard Sessions, Director and Roger Cone, Director.

          In January 2009, a loan with Washington Mutual Bank was terminated. As of December 31, 2007 and 2008, the outstanding principal amount outstanding under the loan was $19,000 and zero. The loan required monthly payments of $800 and had an interest rate of prime plus 2%. Our obligations under such loan were personally guaranteed by Richard Sessions, Director and Roger Cone, Director.

          On October 10, 2008, we entered into agreements to issue and sell an aggregate of 62,500 shares of our common stock to Mark Philip, Bruce Beutel, Kerry Rea, Dwight Sangrey, Richard Sessions, Roger Cone, Steven Kurtz and Charles Blitzer, who are, or were, officers and/or directors of our company, for per share price of $0.80, the last sale price on the OTCBB on the date of sale, or aggregate purchase price of $50,000. The proceeds of such transaction were used to fund operations.

          The board of directors approved entering into agreements to sell the common stock based on fair market value at the end of two trading days after the related Form 8-K filing.

          The board of directors has determined that none of its members meets the independence standards prescribed by the SEC and the Internal Revenue Service

Item 14.      Principal Accounting Fees and Services.

          Below is the table of Audit Fees (amounts in US$) billed by our auditors in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements
for the Year Ended	Audit Related Fees
December 31	Services	Fees	Tax Fees	Other Fees

2008 (1)	$43,500	$—	$—	$—
2007 (2)	11,500	—	—	$—

(1)
2008 Includes $36,500 billed by Carver, Moquist & O’Connor, LLC, our current independent registered public accountant, for third quarter 2008 and annual attest work and $7,000 billed by Moore & Associates, our former independent registered chartered accountants, for first and second quarter 2008.

(2)	2007 audit services billed by Moore & Associates, our former independent registered chartered accountants.

PART IV

Item 15.      Exhibits, Financial Statement Schedules.

Incorporation by Reference Herein

Exhibit
Number	Description	Form	Date

2.1	Agreement of Merger and Plan of Merger, by and among Pacific Syndicated Resources, Inc. Znomics Acquisition, Inc., and Znomics, Inc.	Current Report on Form 8-K, as amended (File No. 333-107300)	November 8, 2007

3.1	Articles of Incorporation, as amended.	Registration Statement on Form SB- 2, as amended (File No. 333- 136372)	August 7, 2006

3.2	Articles of Merger between Pacific Syndicated Resources, Inc. and Znomics Acquisition, Inc. dated November 6, 2007	Current Report on Form 8-K, as amended (File No. 333-107300)	November 8, 2007

3.3	Bylaws, as amended.	Registration Statement on Form S-2, as amended (File No. 333-136372)	August 7, 2006

10.1	Znomics, Inc. Stock Option Plan	Current Report on Form 8-K, as amended (File No. 333-107300)	November 8, 2007

10.2	Placement Agent Agreement	Current Report on Form 8-K, as amended (File No. 333-107300)	November 8, 2007

10.3	Research and License Agreement, dated November 15, 2005	Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as amended (File No. 333- 136372)	July 25, 2008

10.4	Lease Agreement	Registration Statement on Form S-1, as amended (File No. 333-148220)	April 17, 2008

10.5	Washington Mutual Loan Agreements	Registration Statement on Form S-1, as amended (File No. 333-148220)	April 17, 2008

10.6	Exclusive License Agreement, dated March 2008	Registration Statement on Form S-1, as amended (File No. 333-148220)	July 16, 2008

10.7	Research Agreement, dated May 6, 2008	Registration Statement on Form S-1, as amended (File No. 333-148220)	July 16, 2008

10.8	Research and License Agreement, dated July 1, 2008	Registration Statement on Form S-1, as amended (File No. 333-148220)	July 16, 2008

10.9	Employment Agreement, dated as of August 14, 2008, by and between Znomics, Inc. and Dr. Mark Philip, Ph.D.	Current Report on Form 8-K (File No. 333-136372)	August 20, 2008

10.10	Form of Stock Option Agreement	Current Report on Form 8-K (File No. 333-136372)	September 23, 2008

Incorporation by Reference Herein

Exhibit
Number	Description	Form	Date

10.11	Form Indemnification Agreement	Current Report on Form 8-K (File No. 333-136372)	September 23, 2008

10.12	Common Stock Purchase Agreement, dated October 10, 2008	Current Report on Form 8-K (File No. 333-136372)	October 14, 2008

10.13	Compensation agreement - President and Chief Executive Officer	Current Report on Form 8-K (File No. 333-136372)	December 5, 2008

10.14	Compensation agreement - Chief Scientific Officer	Current Report on Form 8-K (File No. 333-136372)	December 5, 2008

10.15	Compensation agreement - Chief Financial Officer	Current Report on Form 8-K (File No. 333-136372)	December 5, 2008

10.16	Biological Material Agreement dated as of January 5, 2009, by and between Znomics, Inc. and the President and Fellows of Harvard College.	Current Report on Form 8-K (File No. 333-136372)	January 8, 2009

10.17	Secured Promissory Note, dated as of March 13, 2009, by and between Znomics, Inc. and Triangle Holdings VI, LLC	Current Report on Form 8-K (File No. 333-136372)	March 19, 2009

10.18	Security Agreement, dated as of March 13, 2009, by and between Znomics, Inc. and Triangle Holdings VI, LLC, as collateral agent	Current Report on Form 8-K (File No. 333-136372)	March 19, 2009

10.19	Secured Subordinated Promissory Note, dated as of March 18, 2009, by and between Znomics, Inc. and Wilson Sonsini Goodrich & Rosati, P.C.	Current Report on Form 8-K (File No. 333-136372)	March 19, 2009

14.1*	Code of Conduct[link]		March 31, 2009

23.1*	[link]Consent of Moore & Associates, Chartered Independent Registered Public Accounting Firm.		March 31, 2009

23.2*	[link]Consent of Carver Moquist & O’Connor, LLC, an independent registered public accounting firm.		March 31, 2009

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          *           Filed herewith.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZNOMICS, INC.

By: /s/ Mark A. Philip
       Name : Mark A. Philip
       Title : President and Chief Executive Officer

Date: March 31, 2009

POWER OF ATTORNEY

          Each person whose signature appears below hereby constitutes and appoints Mark Philip and Kerry D. Rea, and each of them severally, his true and lawful attorneys-in-fact and agents, with full power to act without the other and with full power of substitution and resubstitution, to execute in his name and on his behalf, individually and in each capacity stated below, any and all amendments and supplements to this Report, and any and all other instruments necessary or incidental in connection herewith, and to file the same with the Commission.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark A. Philip	President and Chief Executive Officer (Principal	March 30, 2009
Mark A. Philip	Executive Officer)

/s/ Kerry D. Rea	Chief Financial Officer (Principal Financial and	March 30, 2009
Kerry D. Rea	Accounting Officer)

/s/ Stephen E. Kurtz	Director of Operations and Director	March 25, 2009
Stephen E. Kurtz

/s/ Bruce Beutel	Chief Scientific Officer	March 25, 2009
Bruce Beutel

/s/ Dwight Sangrey	Chairman of the Board of Directors	March 30, 2009
Dwight Sangrey

/s/ Roger D. Cone	Director	March 30, 2009
Roger D. Cone

/s/ Richard A. Sessions	Director	March 30, 2009
Richard A. Sessions

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by
Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

(a)
Except to the extent that the materials enumerated in (1) and/or (2) below are specifically incorporated into this Form by reference (in which case see Rule 12b-23(d)), every registrant which files an annual report on this Form pursuant to Section 15(d) of the Act shall furnish to the Commission for its information, at the time of filing its report on this Form, four copies of the following:

	(1)	Any annual report to security holders covering the registrant's last fiscal year; and

	(2)	Every proxy statement, form of proxy or other proxy soliciting material sent to more than ten of the registrant's security holders with respect to any annual or other meeting of security holders.
(b)
The foregoing material shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Act, except to the extent that the registrant specifically incorporates it in its annual report on this Form by reference.

(c)	As of the date of this report, no annual report or proxy material has been sent to security holders.