Form 10-Q
period 2009-03-31
Znomics, Inc.
filed 2009-05-15
CIK 1371473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ ] Yes    [ ] No

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  11,670,060 common shares as of May 06, 2009.

toc

 PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our unaudited financial statements included in this quarterly report on Form 10-Q are as follows:

F-1	Unaudited Condensed Balance Sheets as of March 31, 2009 and December 31, 2008;

F-2	Unaudited Condensed Statements of Operations for the three months ended March 31, 2009 and 2008 and for the period frominception on September 13, 2001 through March 31, 2009;

F-3	Unaudited Condensed Statement of Cash Flows for the three months ended March 31, 2009 and 2008 and for the period from inception on September 13, 2001 through March 31, 2009;

F-4	Unaudited Statement of Stockholders’ Equity for the period from inception on September 13, 2001 through March 31, 2009 ; and

F-5	Notes to Unaudited Condensed Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

toc
ZNOMICS, INC.
(A Development Stage Company)
Condensed Balance Sheets (in thousands except share data)
(Unaudited)

Assets	March 31, 2009	December 31, 2008
Current assets:
Cash and cash equivalents	$414	$469
Accounts receivable, net	30	43
Deposits, prepaid and other expenses	52	160
Total current assets	496	672

Property and equipment, net of accumulated depreciation	269	411

Total assets	$765	$1,083

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$190	$237
Accrued liabilities	61	64
Deferred revenue	40	252
Notes payable	300	-
Total current liabilities	591	553

Total liabilities	591	553

Stockholders' equity:
Common stock, $0.001 par value, 90,000,000 shares authorized, 11,370,060 shares issued and outstanding at March 31, 2009 and December 31, 2008	11	11
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none outstanding	-	-
Additional paid-in capital	6,287	6,235

Deficit accumulated during the development stage	(6,124)	(5,716)

Total stockholders' equity	174	530

Total liabilities and stockholders' equity	$765	$1,083

The accompanying notes are an integral part of these condensed financial statements.

toc
ZNOMICS, INC.
(A Development Stage Company)
Condensed Statements of Operations (in thousands except share data)
(Unaudited)
For the Three Months Ended March 31, 2009 and 2008
and the Period from September 13, 2001 (Date of Inception) to March 31, 2009

	Three months ended		September 13, 2001 (Inception)
	March 31,		to March 31,
	2009	2008	2009

Sales related to products and services	$-	$20	$975
Grant revenue	-	-	2,006
Total sales and revenue	-	20	2,981

Operating expenses:
Cost of products and services	-	249	2,434
Grant expense	-	-	2,006
Selling, general and administrative	409	420	3,161
Research and development	132	69	1,658

Total operating expenses	541	738	9,259

Loss from operations	(541)	(718)	(6,278)

Other income (expense):
Gain from sale of assets related to discontinued operations fish sales	157	-	157
Investment income	1	32	112
Interest expense	(25)	(1)	(78)
Other expense, net	-	-	(37)

Total other income	133	31	154

Loss before income tax	(408)	(687)	(6,124)
Income tax expense	-	-	-
Net loss	$(408)	$(687)	$(6,124)

Loss per common shares data:
Basic and diluted	$(0.04)	$(0.06)

Weighted average common shares outstanding:
Basic and diluted	11,370,060	11,072,5600

The accompanying notes are an integral part of these condensed financial statements.

ZNOMICS, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows (in thousands)
(Unaudited)
For the Three Months Ended March 31, 2009 and 2008
and the Period from September 13, 2001 (Date of Inception) to March 31, 2009

	Three Months Ended		September 13, 2001 (Inception) to
	Mar. 31, 2009	Mar. 31, 2008	March 31, 2009
Operating activities:
Net loss	$(408)	$(687)	$(6,124)
Adjustments to reconcile net loss to net cash used by operating activities:
(Gain)/loss on sale of property and equipment	(157)	1	(154)
Depreciation and amortization	22	26	432
Stock-based compensation	52	26	517
Stock warrants, expense	-	-	37
Issuance of stock for licensing and services	-	-	385
Changes in operating assets and liabilities:
Accounts receivable	13	24	(30)
Prepaid and other expenses	108	(101)	19
Accounts payable	28	(15)	265
Accrued liabilities	(3)	6	61
Deferred revenue	-	30	252

Net cash used in operating activities	(345)	(690)	(4,340)

Investing activities:
Capital expenditures	-	(39)	(884)
Proceeds from sale of property and equipment, net	65	-	147

Net cash Provided by/(used in) investing activities	65	(39)	(737)

Financing activities:
Proceeds from issuance of common stock, net	-	-	4,406
Proceeds from issuance of preferred stock	-	-	860
Proceeds from issuance of notes payable	225	-	865
Principal payments, capital leases and notes payable	-	(3)	(640)

Net cash provided (used) in financing activities	225	(3)	5,491

Net increase (decrease) in cash and cash equivalents	(55)	(732)	414

Cash at beginning of period	469	3,659	-

Cash at end of period	$414	2,927	414

Supplemental disclosures:
Cash paid for interest	$6	$1	$36
Sale of ZeneMark® library copy exchanged for deferred revenue	$212	$-	$212
Issuance of Note payable in payment of accounts payable	$75	$-	$75

The accompanying notes are an integral part of these condensed financial statements.

toc
ZNOMICS, INC.
(A Development Stage Company)
Statement of Stockholders' Equity (in thousands)
(Unaudited)
For the Period from September 13, 2001 (Date of Inception) to March 31, 2009

	Series A convertible preferred stock $.01 par		Series B convertible preferred stock $.01 par		Common stock		Additional paid-in	Deficit accumulated during development
	Shares	Amount	Shares	Amount	Shares	Amount	capital	stage	Total

Balance at September 13, 2001		$-		$-		$-	$-	$-	$-

Issuance of common stock to founders - September 13, 2001, $.01 par					1,500	15			15

Issuance of Series A convertible preferred stock - January 30, 2002	657	7					650		657

Issuance of Series B convertible preferred stock - April 13, 2005			127	1			253		254

Contribution of laboratory equipment							23		23

Net loss								(992)	(992)

Balance at December 31, 2006	657	7	127	1	1,500	15	926	(992)	(43)

Cancellation of preferred and common stock on merger	(657)	(7)	(127)	(1)	(1,500)	(15)			(23)

Issuance of new common stock on merger, $.001 par					11,073	11	4,198		4,209

Issuance of stock warrants							207		207

Stock-based compensation							294		294

Net loss								(1,192)	(1,192)

Balance at December 31, 2007	-	-	-	-	11,073	11	5,625	(2,184)	3,452

Issuance of new common Stock					297		439		439

Stock-based compensation							171		171

Net loss								(3,532)	(3,532)
Balance at December 31, 2008	-	$-	-	$-	11,370	$11	$6,235	$(5,716)	$530

Stock-based compensation							52		52

Net loss								(408)	(408)
Balance at March 31, 2009	-	$-	-	$-	11,370	$11	$6,287	$(6,124)	$174

The accompanying notes are an integral part of these condensed financial statements.

toc
ZNOMICS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
 (in thousands except share data)

NOTE A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Znomics Inc. (“the Company”) was engaged in the business of drug discovery with a cutting-edge biotechnology platform that leveraged medicinal chemistry with the unique attributes of the zebrafish.  The Company has determined that given the current financing environment it is unable to attract sufficient capital to continue operations. As a result, on April 13, 2009, the Company’s board of directors determined that it was in the Company’s and its shareholders’ best interests to terminate its operations and pursue the sale of its assets, including our ZeneMark® library, equipment and other intellectual property and the sale of the Company’s corporate shell to an entity interested in merging with a public company.  On May 1, 2009, after obtaining shareholder approval, the Company sold its remaining copy of its ZeneMark® library of mutant fish reagents and all related support equipment, material, customer lists, and commercial rights to Vanderbilt University Medical Center, which represents substantially all of the Company’s assets.

The Company has been presenting their financial statements as a development stage company, whereby cumulative statements of operations and cash flows from September 13, 2001 (date of inception) through March 31, 2009 have been presented along with the statements of operations and cash flows for the interim periods ended March 31, 2009 and 2008.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).  However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In addition, the preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes.  For the Company, the accounting estimates requiring management’s most difficult and subjective judgments include revenue recognition, the assessment of recoverability of long-lived assets, the recognition and measurement of income tax assets and liabilities and the accounting for stock-based compensation.  In the opinion of management, the financial statements include all adjustments consisting of normal, recurring adjustments necessary for the fair presentation of the results of the interim periods presented.  These condensed financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2008 as included in the Company’s 2008 Annual Report on Form 10-K, dated March 31, 2009.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant, equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined by reference to market prices or through discounted cash flow analysis, depending on the asset. No impairment losses were recorded from the period September 13, 2001 (date of inception) to March 31, 2009.

Reclassifications

Certain reclassifications have been made to conform to current presentation.

 toc

ZNOMICS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
 (in thousands except share data)

Stock-Based Compensation

The Company has a stock-based employee compensation plan, and accounts for rights under these plans under Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. SFAS No. 123(R) requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors.  The compensation expense for the Company’s stock-based payments is based on estimated fair values at the time of the grant.  Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended March 31, 2009 and 2008 was $52 and $26, respectively, which consisted of stock-based compensation expense related to grants of employee stock options.  The table below summarizes the stock-based compensation expense:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Cost of sales and services	$-	$17
Research and Development	9	-
General and administrative	43	9
Total stock-based compensation	$52	$26

Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This guidance states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share using the two-class method outlined in SFAS No. 128, Earnings per Share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The adoption of this new guidance on January 1, 2009 did not have an effect on the Company’s reported earnings per share.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This guidance addresses the determination of the useful life of intangible assets which have legal, regulatory or contractual provisions that potentially limit a company’s use of an asset. Under the new guidance, a company should consider its own historical experience in renewing or extending similar arrangements. The Company is required to apply the new guidance to intangible assets acquired after December 31, 2008. The adoption of this new guidance on January 1, 2009 did not have an effect on the Company’s reported earnings per share.

We adopted the previously deferred provisions of SFAS No. 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities on January 1, 2009. The adoption of SFAS No. 157 did not have a material effect on our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations. SFAS No. 141 (revised 2007) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141 also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (revised 2007) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of SFAS No. 141R had no impact to the financial statements.

NOTE B. GOING CONCERN

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the quarter ended March 31, 2009, the Company incurred losses from continuing operations of $408.  At March 31, 2009, the Company had an accumulated deficit of $6,124. The Company’s ability to continue as a going concern was dependent on its ability to raise the required additional capital or debt to meet short and long-term operating requirements.  The Company has determined that given the current financing environment it is unable to attract sufficient capital to continue operations. As a result, on April 13, 2009, the Company’s board of directors determined that it was in the Company’s and its shareholders’ best interests to terminate its operations and pursue the sale of its assets, including its ZeneMark® library, equipment and other intellectual property and the sale of the Company’s corporate shell to an entity interested in merging with a public company.  On May 1, 2009, after obtaining shareholder approval, the Company sold its remaining copy of its ZeneMark® library of mutant fish reagents and all related support equipment, material, customer lists, and commercial rights to Vanderbilt University Medical Center, which represents substantially all of the Company’s assets, see Note G. SALE OF ASSETS.

toc
ZNOMICS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
 (in thousands except share data)

NOTE C.  DEFERRED REVENUE

In 2006, the Company entered into a contract agreement to provide 1,000 fish line products to Harvard College for a total of $450. One-half, or $225, was received, including a nonrefundable portion of $50, by the Company in 2006. In November 2008, Harvard College notified the Company they wished to cancel the contract. At December 31, 2008, $212 remained unearned on the contract.  On January 5, 2009, the Company and Harvard College entered into an agreement under which the Company would deliver a copy of the ZeneMark® library to Harvard College in exchange for, among other things, Harvard’s forfeiture of any rights, refunds and/or credits owed to it by the Company under the terms of 2006 biological material transfer and collaborative research agreement.  As a result of such agreement the Company recognized $212 in deferred revenue and received $30 in cash.

The Company required at least a 50% cash deposit on its other sales orders of fish line products to all other customers. These cash deposits were recorded as deferred revenue and subsequently recognized as current revenue as delivery of the orders were made. Cash deposits on undelivered fish line product orders recorded as deferred revenue at March 31, 2009 and December 31, 2008 totaled $40 and $252, respectively. In December 2008, the Company discontinued sales of fish lines. The Company anticipates recognizing the remaining balance in the second quarter 2009 when the earnings process is complete and assured no refund obligation exists.

NOTE D. NOTE PAYABLE

The following is a summary of our Notes Payable at:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Non related Individual Note – bridge Loan	$25	$-
Wilson Note – converted accounts payable	75	-
Triangle Note – bridge loan	200	-

Total Notes Payable	$300	$-

On March 13, 2009, the Company issued to Triangle Holdings VI, LLC a senior secured promissory note with an aggregate principal amount of $200.   The note bore interest of sixty-percent (60%) per annum. The principal amount of the note plus accrued interest was payable upon the earlier of the date the Company receives proceeds from the equity financing with FirstPoint Biotech, Inc. (“FirstPoint”) or July 9, 2009.  As additional consideration for Triangle Holding’s loan to the Company, the Company is obligated to issue 266,667 shares of its common stock to Triangle. At the time of issuance, the value of such shares was determined to be $0.06 per share and the company recorded a discount to the debt of $16 for the three months ended March 31, 2009 in connection with its obligations to issue such shares.  Due to the known payoff of this note on April 7, 2009, the Company fully amortized this discount to interest expense for the period ended March 31, 2009.

On March 17, 2009, the Company issued to a certain non-related individual, a senior secured promissory note with an aggregate principal amount of $25 with the same terms as the note issued to Triangle Holdings.  As additional consideration for this loan to the Company, the Company is obligated to issue 33,333 shares of its common stock to such holder.  At the time of issuance, the value of such shares was determined to be $0.06 per share, and the Company recorded a discount to the debt of $2 for the three months ended March 31, 2009 in connection with its obligations to issue such shares.  Due to the known payoff of this note on April 7, 2009, the Company fully amortized this discount to interest expense for the period ended March 31, 2009.

To secure the Company’s obligations under such notes, the Company entered into a security agreement pursuant to which the Company granted a first-priority lien on all of its assets.

toc
ZNOMICS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
 (in thousands except share data)

On March 18, 2009, the Company entered in to an agreement with the Company's outside legal counsel, pursuant to which counsel agreed to (a) defer payment of legal fees and costs previously incurred by the Company, (b) continue to perform legal services on behalf of the Company and (c) defer payment of future legal fees and costs incurred by the Company from time to time and the Company issued to the Company’s counsel a subordinated secured promissory note with $75 aggregate principal amount.  Such note has the same terms as the note issued to Triangle Holdings with the exception that it bears 10% interest per annum.  To secure the Company’s obligations to pay the fees and costs of such counsel, the Company entered into a security agreement pursuant to which the Company placed a lien on all of its assets, which lien, at the time of execution was subordinate to that granted to the holders of senior secured promissory notes.

The Company may voluntarily prepay its obligations under the notes at any time. If the Company sells its ZeneMark® library prior to the maturity of the notes, it must use the proceeds from such transaction to prepay its obligations under the notes. The notes also contain customary events of default.

NOTE E.  ADDITIONAL COMMON STOCK ISSUANCE

As additional consideration for the notes (Note D.) extended to the holders of senior secured promissory notes, the Company is obligated to issue an aggregate of 300,000 shares of its common stock and the Company recorded an aggregate expense of $18 for the three months ended March 31, 2009 in connection with its obligation to issue such shares.  As consideration for services rendered, the Company is obligated to issue Rubicon Global Capital Markets, LLC 25,000 shares of the Company common stock with a value of $11.  These shares were issuable on March 31, 2009.  These issuances were not made until the Second Quarter 2009, however, a payable of $29 was recorded in accounts payable at March 31, 2009.

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

For the three months ended March 31, 2009 and 2008 options, share based payments and warrants exercisable representing convertible securities were excluded from the calculation of the diluted net loss per share as their effect would have been antidilutive.

NOTE G. SALE OF ASSETS

On January 5, 2009, the Company and the President and Fellows of Harvard College (“Harvard”) entered into a Biological Material Agreement pursuant to which frozen sperm samples and copies of the Company’s ZeneMark library and genetic databases (together, the “Materials”), were transferred to Harvard.  Dr. Alex Schier, is the principal investigator at Harvard for the project related to the Materials (the “Recipient Scientist”). The Recipient Scientist is a scientific advisor to the Company, and in exchange for services provided to the Company in 2008, he received $10.  The agreement grants Harvard a non-exclusive right, title and interest in the Materials for the limited purpose of its, or the Recipient Scientist’s, research programs and precludes Harvard and the Recipient Scientist from providing the Materials to a for-profit entity for commercial use.  The agreement provides for total consideration of $242 comprised of, among other things, (i) an aggregate of $30 in cash, payable by the Recipient Scientist to the Company, and (ii) Harvard’s forfeiture of any rights, refunds and/or credits owed to it by the Company under the terms of 2006 biological material transfer and collaborative research agreement, which was terminated effective January 5, 2009.  The 2006 biological material transfer agreement had remaining deferred revenue totaling $212 on the termination date.  As a result of such agreement, the Company recognized $212 in deferred revenue and received $30 in cash.  In addition, Harvard granted the Company, until December 15, 2011, (i) a paid-up, royalty free, worldwide, non-exclusive license to use any invention by the Recipient Scientist using the Materials for internal research purposes and (ii) an exclusive option to negotiate, subject to certain limitations and restrictions set forth in the Agreement, a royalty-bearing, exclusive, worldwide license under Harvard’s rights and interests in any invention derived from the Materials.

NOTE H. SUBSEQUENT EVENTS

In connection with the Company’s decision to cease operations, on April 7, 2009, the Company repaid an aggregate of $234 in principal and interest to the holders of its senior secured promissory notes issued in March 2009, the issuance of which were intended to serve as bridge financing until the consummation of the FirstPoint or other financing.

On April 13, 2009, the Company’s board of directors determined that it was in its and its shareholders’ best interests to terminate its operations and pursue the sale of its assets, including its ZeneMark® library, equipment and other intellectual property and the sale of the Company’s corporate shell to an entity interested in merging with a public company given the current financing environment.

toc
ZNOMICS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
 (in thousands except share data)

On April 29, 2009, the Company entered into an agreement with Cascade Summit, LLC, pursuant to which Cascade Summit agreed to: advise the Company on preparations necessary to effect a transaction with a private company interested in merging with a public reporting company and assist the Company in identifying potential private companies interested in such a transaction.  An advisor fee of twenty percent (20%) of the total consideration paid to, or retained by, the Company shareholders will be remitted to Cascade Summit upon completion of such transaction, if any.

On May 1, 2009, after obtaining shareholder approval, the Company sold its remaining copy of its ZeneMark® library of mutant fish reagents and all related support equipment, materials, customer lists, and commercial rights to Vanderbilt University Medical Center, which represents substantially all of the Company’s assets, for $300.  As a result of the sale of the ZeneMark® library, the Company ceased to have an operating business and its obligations under the subordinated secured promissory note became due and payable.  Payment from Vanderbilt was received on May 12, 2009.

On May 12, 2009, the Company repaid $76 in principal and interest to the holder of its subordinated secured promissory note issued in March 2009.

toc

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our plan to wind down the operations of our company, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will continue,” “will likely result,” and similar expressions.   We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations on a consolidated basis include, but are not limited to: our ability to find buyers of our remaining assets and entities interested in acquiring a public reporting company, our ability to retain officers, directors, employees and other service providers, changes in economic conditions, legislative/regulatory changes and interest rates. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We believe that the application of the accounting policies, which are important to our financial position and results of operations, requires significant judgments and estimates on the part of management. A description of the critical accounting policies that we adhere to is contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008.

Overview

Prior to the period covered by this Quarterly Report on Form 10-Q, we were engaged in the business of drug discovery with a cutting-edge biotechnology platform that leveraged medicinal chemistry with the unique attributes of the zebrafish.  We have determined that given the current financing environment we are unable to attract sufficient capital to continue operations. As a result, on April 13, 2009, our board of directors determined that it was in our and our shareholders’ best interests to terminate our operations and pursue the sale of our assets, including its ZeneMark® library, equipment and other intellectual property and the sale of the Company to an entity interested in merging with a public company.  On May 1, 2009, after obtaining shareholder approval, we sold our remaining copy of our ZeneMark® library of mutant fish reagents and all related support equipment, materials, customer lists, and commercial rights to Vanderbilt University Medical Center, which represented substantially all of the Company’s assets.

We intend to pursue the sale of our equipment and other intellectual property and the sale of our company to an entity interested in merging with a public company. We intend to use the proceeds from such transactions to pay creditors and to support minimal operations necessary to consummate such transactions. Residual assets, if any, will be distributed to our shareholders. We do not anticipate that such distribution, if any, will involve a material amount of assets or cash. If we are unable to sell assets, including the ZeneMark® library, sufficient to meet obligations and continue limited operations, we may have to seek other agreements with creditors or bankruptcy protection.

Given our decision to terminate operations and to sell the ZeneMark® library, we repaid an aggregate of $234 thousand in principal and interest to the holders of our senior secured promissory notes issued in March 2009, the issuance of which were intended to serve as bridge financing until the consummation of a financing that generated sufficient proceeds to allow us to continue operations.  The sale of the ZeneMark® library has triggered the repayment of our obligations to our outside legal counsel.

Revenue

Given our decision to cease sales of reagent mutant zebrafish in December 2008, we did not generate any revenue in the period covered by this report and do not expect to generate revenue other than in connection with the sale of our remaining assets and a merger we hope to effect with an entity interested in becoming a public company.

Operating Expenses

Cost of Products and Services. Cost of products and services consist of personnel, facilities, lab, supplies, and other expenses.   Cost of products and services do not exist in 2009 since we discontinued sales of reagent mutant zebrafish in December 2008.

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

On April 17, 2009, our compensation committee approved changes in the compensation of our officers effective April 14, 2009.  Mark Philip, our president, chief executive officer and director and Bruce Beutel, our chief scientific officer, will retain such offices and shall render services to us on a part time basis at $250 per hour.  Kerry Rea, our chief financial officer, and Steven Kurtz, our corporate secretary and director, shall be paid a salary of $13,333 and $9,167 per month, respectively.  These salary rates are consistent with those in place for such officers prior to the entry into salary deferral agreements in December 2008. We anticipate that Messrs. Rea and Kurtz will transition to consultant status and begin to provide services to us on a part-time basis in May 2009. When they transition to such status, they will be paid $100 and $70 per hour, respectively.

As a result of the discontinuance of operations and reduction in salaries, selling, general and administrative expenses are expected to be lower in the second quarter of 2009 compared to the first quarter of 2009.

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

On April 13, 2009, our board of directors determined that it was in our and our shareholders’ best interests to terminate our operations; therefore, there will be no further research and development expenses.

Investment and Other Income. Investment and other income consist of interest and other income on our cash and short-term investments. Our short term investments typically consist of money market funds.

Financing

We have incurred substantial losses since our inception. As of March 31, 2009, our accumulated deficit totaled $6.1 million. Financial results for the three months ended March 31, 2009 reflect a consolidated net loss from operations of $408 thousand or ($.04) per share compared to $687 thousand or ($.06) per share for the same period in 2008. To date, we have funded our operations principally through the sale of our equity securities, government grants, sale of fish lines and debt financings. Because we have limited revenues and substantial operating expenses, we rely on additional working capital funding from the sale of securities. As stated in our Form 8-K filed on April 17, 2009, we have been unable to secure the needed financing to continue as a going concern and therefore we plan to liquidate the assets of the company and attempt to identify a merger candidate.

Results of Operations for the Three-Month Periods Ended March 31, 2009 and 2008

Sales and Revenue

Our total sales and revenue decreased to $0 for the three months ended March 31, 2009 compared to $20 thousand for the three months ended March 31, 2008 due to the discontinuation of sales of reagent mutant zebrafish in December 2008.

Operating Expenses

Operating expenses decreased to $541 thousand for the three months ended March 31, 2009 compared to $738 thousand for the three months ended March 31, 2008, primarily due to cost reduction measures imposed in December 2008, which included, among other things, reduction in the number of our employees and other service providers and the compensation of our remaining employees.  Operating expenses were also affected by the reduction of interest income and increase in interest expense related to the bridge financing.

Cost of Products and Services. The cost of products and services decreased to $0 for the three months ended March 31, 2009 from $249 thousand for the prior year period, due to the discontinuation of sales of reagent mutant zebrafish in December 2008.

Selling, General and Administrative Expenses. Selling, general and administrative expense decreased by $11 thousand to $409 thousand in the three months ended March 31, 2009 compared to $420 thousand for the prior year period.  The decrease  was primarily due to the staff and salary reductions referred to above, offset by expenses incurred in connection with our financing efforts.

Research and Development Expense. Research and development expense increased to $132 thousand in the three months ended March 31, 2009 from $69 thousand for the three months ended March 31, 2008, primarily due to increased payroll and related expenses. In the quarter ended March 31, 2008, we were just beginning to ramp up our research and development.

Other Income (Expense). Other income increased to $133 thousand for the three months ended March 31, 2009 compared to $31 thousand for the prior year period, primarily due to the sale of the copy of the ZeneMark® library for a gain of $157 thousand and primarily due to a reduction of interest income and increase in interest expense related to the bridge financing.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of March 31, 2009, our principal source of liquidity consisted of our cash and cash equivalents of $414 thousand. Our cash equivalents are typically invested in money market funds.  Our primary sources of cash have historically been proceeds from the issuance of equity securities, debt financings, and payments to us from the sale of fish lines and grants. These proceeds have been used to fund our losses. Our cash and cash equivalents decreased by $55 thousand from $469 thousand at December 31, 2008.  The decrease is primarily due to $345 thousand of net cash used in operations offset by $225 thousand in new borrowings and $65 thousand from proceeds of asset sales for the three months ended March 31, 2009.

On March 13, 2009, we issued to Triangle Holdings VI, LLC a senior secured promissory note with an aggregate principal amount of $200.   The note bore interest of sixty-percent (60%) per annum. The principal amount of the note plus accrued interest was payable upon the earlier of the date we received proceeds from the equity financing with FirstPoint Biotech, Inc. and July 9, 2009.  On March 17, 2009, the Company issued another senior secured promissory note with an aggregate principal amount of $25 with the same terms as the note issued to Triangle Holdings. To secure our obligations under such notes, we entered into a security agreement pursuant to which we granted the senior secured noteholders a first-priority lien on all of our assets.

On March 18, 2009, we entered in to an agreement with our outside legal counsel, pursuant to which counsel agreed to (a) defer payment of legal fees and costs previously incurred by us, (b) continue to perform legal services on behalf of us and (c) defer payment of future legal fees and costs incurred by us from time to time, and we issued to them a subordinated secured promissory note with $75 aggregate principal amount. Such note has the same terms as the senior secured promissory notes with the exception that interest on the note bears interest at 10%. To secure our obligations to pay the fees and costs of such counsel, we entered into a security agreement pursuant to which we granted a lien on all of our assets, which lien, at the time of execution was subordinate to that granted to the holders of senior secured promissory notes.

We may voluntarily prepay our obligations under the notes at any time, and on April 7, 2009, we repaid an aggregate of $234 thousand in principal and interest to the holders of its senior secured promissory notes. Pursuant the terms of the notes, we must use the proceeds from the sale of our ZeneMark® library to satisfy our obligations under the notes. The sale of our remaining copy of the ZeneMark® library has triggered our obligation to repay the subordinated secured promissory notes. The notes also contain customary events of default.

We have incurred substantial losses since our inception. As of March 31, 2009, our accumulated deficit totaled $6.1 million. Our ability to continue as a going concern was dependent on our success at raising additional capital sufficient to meet our obligations on a timely basis and as a result of our inability to do so, we have terminated our operations.  Our board of directors and shareholders have approved the sale of our remaining assets, and we have entered into an agreement to sell our remaining copy of the ZeneMark® library of mutant fish reagents and all related support equipment, materials, customer lists, and commercial rights. We intend to use the proceeds from such transactions to pay creditors and to support minimal operations necessary to consummate such transactions.

Cash Flows Used in Operating Activities

We used $345 thousand of cash in operating activities for the three months ended March 31, 2009, a decrease of $345 thousand compared to $690 thousand for the three months ended March 31, 2008, which is attributable primarily to a decreased net loss as a result of our cost containment initiatives.

Cash Flows From/Used in Investing Activities

We received $65 of cash in investing activities for the three months ended March 31, 2009 compared to using $39 thousand compared for the three months ended March 31, 2008. The decrease was primarily due to the absence of capital expenditures in the three months ended March 31, 2009 and the sale of our assets.  We anticipate no additional capital expenditures for the remainder of 2009.

Cash Flows From/Used in Financing Activities

We received $225 thousand of cash in financing activities during the three months ended March 31, 2009 compared to using $3 in cash for financing activities in the three months ended March 31, 2008. The change was attributable to net borrowings of $225 thousand from the bridge notes during the three months ended March 31, 2009.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Part I Item 3.

Item 4T.     Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mark Philip and Chief Financial Officer, Kerry Rea.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weakness in our internal control over financial reporting described before, as of March 31, 2009, our disclosure controls and procedures were not effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

As discussed in Item 9A(T) of our 2008 Annual Report on Form 10-K as of December 31, 2008, we identified a material weakness relating to a control over determining the fair market value of stock options valued in the option pricing model used for accounting for stock compensation expense was not effective to ensure that stock compensation expense was calculated appropriately.   Changes in internal control over financial reporting during the most recently completed fiscal quarter comprised of development of a policy of standard timing for preparation employee stock option agreements.  Additional changes in internal control are necessary to remediate the material weakness relating to the stock compensation expense calculation.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On March 13 and March 17, 2009, we entered into agreements with Triangle Holdings VI, LLC and a certain non-related individual to borrow $200 thousand and $25 thousand respectively pursuant to which we agreed to issue 266,667 and 33,333 shares of our common stock to Triangle Holdings VI, LLC and a certain non-related individual, respectively, for additional compensation for making the loans to the company. The issuance and sale of common stock which was formalized on April 13, 2009 for each of these transactions was made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the “Act”). We did not generate any proceeds from such transactions.

 Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2009.

On April 20, 2009, we requested and on May 1, 2009 we obtained shareholder consent to sell our remaining copy of our ZeneMark® library and certain other assets, which represents substantially all of the Company’s assets.

Item 5.     Other Information

 On April 13, 2009, our compensation committee approved changes in the compensation for our officers effective April 14, 2009.  Mark Philip, our president, chief executive officer and director and Bruce Beutel, our chief scientific officer, will retain such offices and shall render services to us on a part time basis at $250 per hour.  Kerry Rea, our chief financial officer, and Steven Kurtz, our corporate secretary and director, shall be paid a salary of $13,333 and $9,167 per month, respectively.  These salary rates are consistent with those in place for such officers prior to the entry into salary deferral agreements in December 2008. We anticipate that Messrs. Rea and Kurtz will transition to consultant status and begin to provide services to us on a part-time basis in May 2009. When they transition to such status, they will be paid $100 and $70 per hour, respectively.  All of the officers have agreed to forgo the salary that they deferred and equity incentive grants to which they were entitled pursuant to the salary deferral agreements entered into in December 2008.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
10.1	Purchase Order, dated as of May 1. 2009, by and between Znomics Inc. and Vanderbilt University Medical Center
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 toc

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Znomics, Inc.

Date: May 15, 2009

By: /s/ Mark A. Philip Mark A. Philip Title: Chief Executive Officer By: /s/ Kerry D. Rea Kerry D. Rea Title: Chief Financial Officer