Form 10-Q
period 2009-06-30
Znomics, Inc.
filed 2009-08-12
CIK 1371473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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
[X]   Yes [] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  11,695,060 common shares as of July 23, 2009.

 PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our unaudited financial statements included in this quarterly report on Form 10-Q are as follows:

F-1	Unaudited Condensed Balance Sheets as of June 30, 2009 and December 31, 2008;

F-2	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2009 and 2008 and for the period from inception on September 13, 2001 through June 30, 2009;

F-3	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2009 and 2008 and for the period from inception on September 13, 2001 through June 30, 2009;

F-4	Unaudited Statement of Stockholders' Equity for the period from inception on September 13, 2001 through June 30, 2009; and

F-5	Notes to Unaudited Condensed Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

ZNOMICS, INC.
(A Development Stage Company)
Condensed Balance Sheets (in thousands except share data)
(Unaudited)

Assets	June 30, 2009	December 31, 2008
Current assets:
Cash and cash equivalents	$132	$469
Accounts receivable, net	19	43
Deposits, prepaid and other expenses	86	160
Total current assets	237	672

Property and equipment, net of accumulated depreciation	33	411

Total assets	$270	$1,083

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$86	$237
Accrued liabilities	8	64
Deferred revenue	-	252

Total current liabilities	94	553

Total liabilities	94	553

Stockholders' equity:
Common stock, $0.001 par value, 90,000,000 shares authorized, 11,670,060 and 11,370,060 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	12	11
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none outstanding	-	-
Additional paid-in capital	6,362	6,235

Deficit accumulated during the development stage	(6,198)	(5,716)

Total stockholders' equity	176	530

Total liabilities and stockholders' equity	$270	$1,083

The accompanying notes are an integral part of these condensed financial statements.

ZNOMICS, INC.
(A Development Stage Company)
Condensed Statements of Operations (in thousands except share data)
(Unaudited)
For the Three and Six Months Ended June 30, 2009 and 2008
and the Period from September 13, 2001 (Date of Inception) to June 30, 2009

	Three months ended		Six months ended		September 13, 2001 (Inception)
	June 30		June 30		to June 30,
	2009	2008	2009	2008	2009

Sales related to products and services	$40	$53	$40	$73	$1,015
Grant revenue	-	-	-	-	2,006
Total sales and revenue	40	53	40	73	3,021

Operating expenses:
Cost of products and services	-	259	-	508	2,434
Grant expense	-	-	-	-	2,006
Selling, general and administrative	231	425	640	844	3,392
Asset impairment	38	-	38	-	38
Research and development	44	229	176	298	1,702

Total operating expenses	313	913	854	1,650	9,572

Loss from operations	(273)	(860)	(814)	(1,577)	(6,551)

Other income (expense):
Gain from disposition of assets related to
discontinued operations-fish sales	202	-	359	(1)	359
Investment income	-	16	1	48	112
Interest expense	(3)	-	(28)	(1)	(81)
Other expense, net	-	-	-	-	(37)

Total other income	199	16	332	46	353

Loss before income tax	(74)	(844)	(482)	(1,531)	(6,198)
Income tax expense	-	-	-	-	-
Net loss	$(74)	$(844)	$(482)	$(1,531)	$(6,198)

Loss per weighted average common shares outstanding:
Basic and diluted	$(0.01)	$(0.08)	$(0.04)	$(0.14)

Weighted average common shares outstanding:
Basic and diluted	11,640,390	11,072,560	11,505,972	11,072,560

The accompanying notes are an integral part of these condensed financial statements.

ZNOMICS, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows (in thousands)
(Unaudited)
For the Six Months Ended June 30, 2009 and 2008
and the Period from September 13, 2001 (Date of Inception) to June 30, 2009

	Six Months Ended		September 13, 2001 (Inception) to
	June 30, 2009	June 30, 2008	June 30, 2009
Operating activities:
Net loss	$(482)	$(1,531)	$(6,198)
Adjustments to reconcile net loss to net cash used by operating activities:
(Gain)/loss on sale of property and equipment	(359)	1	(356)
Asset impairment	38	-	38
Depreciation and amortization	38	59	448
Stock-based compensation	9	89	474
Stock warrants, expense	101	-	138
Issuance of stock for licensing and services	18	-	403
Changes in operating assets and liabilities:
Accounts receivable	24	68	(19)
Prepaid and other expenses	74	29	(15)
Accounts payable	(151)	(81)	86
Accrued liabilities	(56)	228	8
Deferred revenue	(40)	(26)	212

Net cash used in operating activities	(786)	(1,164)	(4,781)

Investing activities:
Capital expenditures	-	(178)	(884)
Proceeds from sale of property and equipment, net	449	-	531

Net cash provided by/(used in) investing activities	449	(178)	(353)

Financing activities:
Proceeds from issuance of common stock, net	-	-	4,406
Proceeds from issuance of preferred stock	-	-	860
Proceeds from issuance of notes payable	225	-	865
Principal payments, capital leases and notes payable	(225)	(10)	(865)

Net cash provided by (used) in financing activities	-	(10)	5,266

Net increase (decrease) in cash and cash equivalents	(337)	(1,352)	132

Cash at beginning of period	469	3,659	-

Cash at end of period	$132	2,307	132

Supplemental disclosures:
Cash paid for interest	$28	$1	$58
Sale of ZeneMark® library copy exchanged for deferred revenue	$212	$-	$212

The accompanying notes are an integral part of these condensed financial statements.

ZNOMICS, INC.
(A Development Stage Company)
Statement of Stockholders' Equity (in thousands)
(Unaudited)
For the Period from September 13, 2001 (Date of Inception) to June 30, 2009

	Series A convertible preferred stock $.01 par		Series B convertible preferred stock $.01 par		Common stock		Additional paid-in	Deficit accumulated during development
	Shares	Amount	Shares	Amount	Shares	Amount	capital	stage	Total

Balance at September 13, 2001		$-		$-		$-	$-	$-	$-

Issuance of common stock to founders - September 13, 2001, $.01 par					1,500	15			15

Issuance of Series A convertible preferred stock - January 30, 2002	657	7					650		657

Issuance of Series B convertible preferred stock - April 13, 2005			127	1			253		254

Contribution of laboratory equipment							23		23

Net loss								(992)	(992)

Balance at December 31, 2006	657	7	127	1	1,500	15	926	(992)	(43)

Cancellation of preferred and common stock on merger	(657)	(7)	(127)	(1)	(1,500)	(15)			(23)

Issuance of new common stock on merger, $.001 par					11,073	11	4,198		4,209

Issuance of stock warrants							207		207

Stock-based compensation							294		294

Net loss								(1,192)	(1,192)

Balance at December 31, 2007	-	-	-	-	11,073	11	5,625	(2,184)	3,452

Issuance of new common Stock					297		439		439

Stock-based compensation							171		171

Net loss								(3,532)	(3,532)

Balance at December 31, 2008	-	-	-	-	11,370	11	6,235	(5,716)	530

Issuance of new common Stock					300	1	17		18

Stock-based compensation							110		110

Net loss								(482)	(482)

Balance at June 30, 2009	-	$-	-	$-	11,670	$12	$6,362	$(6,198)	$176

The accompanying notes are an integral part of these condensed financial statements.

ZNOMICS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
 (in thousands except share data)

NOTE A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Znomics Inc. (“the Company”) was engaged in the business of drug discovery with a cutting-edge biotechnology platform that leveraged medicinal chemistry with the unique attributes of the zebrafish.  The Company determined that given the financing environment it was unable to attract sufficient capital to continue operations. As a result, on April 13, 2009, the Company’s board of directors determined that it was in the Company’s and its shareholders’ best interests to terminate its operations and pursue the sale of its assets, including its ZeneMark® library, equipment and other intellectual property and the sale of the Company’s corporate shell to an entity interested in merging with a public company.  The Company has not committed to a liquidation plan but plans to operate in a very limited way to pursue a suitor and complete a merger. May 1, 2009, after obtaining shareholder approval, the Company sold its remaining copy of its ZeneMark® library of mutant fish reagents and all related support equipment, material, customer lists, and commercial rights to Vanderbilt University Medical Center, which represents substantially all of the Company’s assets.

The Company has been presenting its financial statements as a development stage company, whereby cumulative statements of operations and cash flows from September 13, 2001 (date of inception) through June 30, 2009 have been presented along with the statements of operations for the three and six month periods ended June 30, 2009 and 2008 and cash flows for the six month periods ended June 30, 2009 and 2008.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant, equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined by reference to market prices or through discounted cash flow analysis, depending on the asset. The Company recorded a $38 impairment loss to its property and equipment in the three months ended June 30, 2009.

Stock-Based Compensation

The Company has a stock-based employee compensation plan, and accounts for rights under these plans under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. SFAS No. 123(R) requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors.  The compensation expense for the Company’s stock-based payments is based on estimated fair values at the time of the grant.  On May 26, 2009, the Company issued Mark Philip, president, chief executive officer and director, Bruce Beutel, its former chief scientific officer, Kerry Rea, chief financial officer, and Stephen Kurtz, corporate secretary and director, a warrant to purchase 625,780, 347,650, 243,350 and 225,000 shares, respectively, of the Company’s common stock with an exercise price of $0.03 per share.  Each warrant may be exercised any time before May 26, 2019.  The warrants contain a cashless exercise provision permitting the holders, in lieu of paying the exercise price, to surrender a number of shares, including the right to receive shares upon the exercise of the warrant, with a market value equal to the aggregate exercise price.  The warrants contain customary adjustment provisions upon the occurrence of stock splits, stock dividends, combinations, reclassifications or similar events with respect to the Company’s capital stock. Contemporaneously with such issuance, employee stock options previously granted to each of such individuals were cancelled. An aggregate of 2,575,325 shares of common stock were issuable upon exercise of such options at a weighted average exercise price of $0.46 per share and are now canceled.

On May 26, 2009, the Company also issued warrants to two other former employees, upon exercise of which 244,730 shares of its common stock would be issuable. The warrants have the same terms as the warrants issued to the four executive officers described in the immediately proceeding paragraph.

In the aggregate, 1,686,510 shares of the Company’s common stock underlie the warrants. The warrants were issued in a private placement pursuant to Section 4(2) of the Securities Act of 1933, to induce the warrant holders to continue to provide services to the Company as it winds down its operations. Stock-based compensation expense recognized under SFAS No. 123(R) for the six months ended June 30, 2009 and 2008 was $110 and $89, respectively, which consisted of stock-based compensation expense related to grants of employee stock options and the issuance of the warrants.  The table below summarizes the stock-based compensation expense:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
Cost of sales and services	$-	$28
Research and Development	9	6
General and administrative	101	55
Total stock-based compensation	$110	$89

Recent Accounting Pronouncements

In April 2009, FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to be also required for interim period reporting.  In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments.  These additional disclosures will be required beginning with the quarter ending September 30, 2009.  The Company is currently evaluating the requirement of these additional disclosures.

NOTE B. GOING CONCERN

The accompanying condensed financial statements have been prepared in conformity with GAAP, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has not committed to a liquidation plan but plans to operate in a very limited way to pursue a suitor and complete a merger. For the six months  ended June 30, 2009, the Company incurred losses from continuing operations of $482.  At June 30, 2009, the Company had an accumulated deficit of $6,198. The Company’s ability to continue as a going concern was dependent on its ability to raise the required additional capital or debt to meet short and long-term operating requirements.  The Company determined that given the financing environment it was unable to attract sufficient capital to continue operations. As a result, on April 13, 2009, the Company’s board of directors determined that it was in the Company’s and its shareholders’ best interests to terminate its operations and pursue the sale of its assets, including its ZeneMark® library, equipment and other intellectual property and the sale of the Company’s corporate shell to an entity interested in merging with a public company.

On April 29, 2009, the Company entered into an agreement with Cascade Summit, LLC, pursuant to which Cascade Summit agreed to advise the Company on preparations necessary to effect a transaction with a private company interested in merging with a public reporting company and assist the Company in identifying potential private companies interested in such a transaction.  An advisor fee of twenty percent (20%) of the total consideration paid to, or retained by, the Company shareholders in connection with such transaction will be remitted to Cascade Summit upon completion of such transaction, if any.

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

The Company required at least a 50% cash deposit on its other sales orders of fish line products to all other customers. These cash deposits were recorded as deferred revenue and subsequently recognized as current revenue as delivery of the orders were made. Cash deposits on undelivered fish line product orders recorded as deferred revenue at June 30, 2009 and December 31, 2008 totaled $0 and $252, respectively. In December 2008, the Company discontinued sales of fish lines. The Company recognized the remaining $40 balance in the second quarter of 2009 when the revenue recognition process was completed.

NOTE D. NOTES PAYABLE

In connection with the Company’s decision to cease operations, on April 7, 2009, the Company repaid an aggregate of $234 in principal and interest to the holders of its senior secured promissory notes issued in March 2009, the issuance of which were intended to serve as bridge financing until the consummation of other financing.

On May 12, 2009, the Company repaid $76 in principal and interest to the holder of its subordinated secured promissory note issued in March 2009.  This note was issued in satisfaction of an outstanding vendor accounts payable in connection with legal services.  The Company has no notes payable outstanding as of June 30, 2009.  As a result of payment of the obligations under such notes, the related lien on all of the Company’s assets was released.

NOTE E.  ADDITIONAL COMMON STOCK ISSUANCE

As consideration for services rendered, the Company was obligated to issue Rubicon Global Capital Markets, LLC 25,000 shares of the Company common stock with a value of $11.  These shares were issuable on March 31, 2009.  These issuances were not made until July 2009; however, a payable of $11 was recorded in accounts payable at June 30, 2009.

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

For the three and six months ended June 30, 2009 and 2008 options, share based payments and warrants exercisable representing convertible securities were excluded from the calculation of the diluted net loss per share as their effect would have been antidilutive.  As of June 30, 2009 and 2008, the Company had stock options and warrants totaling 2,170,636 and 1,423,811, respectively.

NOTE G. SALE OF ASSETS

On January 5, 2009, the Company and the President and Fellows of Harvard College (“Harvard”) entered into a Biological Material Agreement pursuant to which frozen zebrafish sperm samples and copies of the Company’s ZeneMark library and genetic databases (together, the “Materials”), were transferred to Harvard.  Dr. Alex Schier, is the principal investigator at Harvard for the project related to the Materials (the “Recipient Scientist”). The Recipient Scientist was a scientific advisor to the Company, and in exchange for services provided to the Company in 2008, he received $10.  The agreement grants Harvard a non-exclusive right, title and interest in the Materials for the limited purpose of its, or the Recipient Scientist’s, research programs and precludes Harvard and the Recipient Scientist from providing the Materials to a for-profit entity for commercial use.  The agreement provides for total consideration of $242 comprised of, among other things, (i) an aggregate of $30 in cash, payable by the Recipient Scientist to the Company, and (ii) Harvard’s forfeiture of any rights, refunds and/or credits owed to it by the Company under the terms of 2006 biological material transfer and collaborative research agreement, which was terminated effective January 5, 2009.  The 2006 biological material transfer agreement had remaining deferred revenue totaling $212 on the termination date.  As a result of such agreement, the Company recognized $212 in deferred revenue and received $30 in cash.  In addition, Harvard granted the Company, until December 15, 2011 (i) a paid-up, royalty free, worldwide, non-exclusive license to use any invention by the Recipient Scientist using the Materials for internal research purposes and (ii) an exclusive option to negotiate, subject to certain limitations and restrictions set forth in the Agreement, a royalty-bearing, exclusive, worldwide license under Harvard’s rights and interests in any invention derived from the Materials.

On May 1, 2009, after obtaining shareholder approval, the Company sold its remaining copy of its ZeneMark® library of mutant fish reagents and all related support equipment, materials, customer lists, and commercial rights to Vanderbilt University Medical Center, which represents substantially all of the Company’s assets, for $300.  As a result of the sale of the ZeneMark® library, the Company ceased to have an operating business and its obligations under the subordinated secured promissory notes referred to in Note D – NOTES PAYABLE, became due and payable.  Payment from Vanderbilt was received on May 12, 2009.

In addition, the Company sold microscopes, balances, spectrophotometers and other lab and computer equipment to various purchasers for $119 during the six months ended June 30, 2009.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our plan to wind down the operations of our company, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will continue,” “will likely result,” and similar expressions.   We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations on a consolidated basis include, but are not limited to: our ability to find buyers of our remaining assets and entities interested in acquiring a public reporting company, our ability to retain officers, directors, employees and other service providers, changes in economic conditions, legislative and regulatory changes and interest rates. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein, and in our other filings with the SEC.

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

Overview

Prior to the period covered by this Quarterly Report on Form 10-Q, we were engaged in the business of drug discovery with a cutting-edge biotechnology platform that leveraged medicinal chemistry with the unique attributes of the zebrafish.  We determined that given the financing environment we were unable to attract sufficient capital to continue operations. As a result, on April 13, 2009, our board of directors determined that it was in our and our shareholders’ best interests to terminate our operations and pursue the sale of our assets, including our ZeneMark® library, equipment and other intellectual property and the sale of our company to an entity interested in merging with a public company.  On May 1, 2009, after obtaining shareholder approval, we sold our remaining copy of our ZeneMark® library of mutant fish reagents and all related support equipment, materials, customer lists, and commercial rights to Vanderbilt University Medical Center, which represented substantially all of our assets.

We intend to pursue the sale of our company to an entity interested in merging with a public company. We intend to use existing cash and nominal proceeds from the sale of equipment to pay creditors and to support minimal operations necessary to consummate such transactions. Residual assets, if any, will be distributed to our shareholders. We do not anticipate that such distribution, if any, will involve a material amount of assets or cash. If we are unable to close on the sale of our company timely, to meet obligations and continue limited operations while searching for a merger, we may have to seek other agreements with creditors or bankruptcy protection.

Revenue

We generated $40 thousand in revenue from the recognition of the remaining deferred revenue on undelivered fish line product orders in the three months ended June 30, 2009.  Given our decision to cease sales of reagent mutant zebrafish in December 2008, we did not generate any other revenue in the period covered by this report and do not expect to generate revenue other than in connection with the sale of our few remaining assets, if any, and a merger we hope to effect with an entity interested in becoming a public company.

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

On April 17, 2009, our compensation committee approved changes in the compensation of our officers effective April 14, 2009.  Mark Philip, our president, chief executive officer and director and Bruce Beutel, our chief scientific officer, retained such offices and rendered services to us on a part time basis at $250 per hour.  Kerry Rea, our chief financial officer, and Steven Kurtz, our corporate secretary and director, were paid a salary of $13,333 and $9,167 per month, respectively.  These salary rates were consistent with those in place for such officers prior to the entry into salary deferral agreements in December 2008. Messrs. Rea and Kurtz transitioned to consultant status and began to provide services to us on a part-time basis in May 2009. They are paid $100 and $70 per hour for such services, respectively.  As of June 30, 2009, we have only two remaining employees.

As a result of the discontinuance of operations and reduction in salaries, selling, general and administrative expenses are expected to be lower in the third quarter of 2009 compared to the second quarter of 2009.

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

On June 3, 2009, Dr. Bruce Beutel resigned as chief scientific officer.  Prior to his departure, Dr. Beutel was paid a salary of $16,667 per month.  This salary rate was consistent with those in place for such officers prior to the entry into salary deferral agreements in December 2008, which reduced Dr. Beutel’s salary to $8,333 per month. Dr. Beutel transitioned to consultant status and began to provide services to us on a part-time, as-needed basis in April 2009. He was to be paid $250 per hour for such services.  Dr Beutel remains a consultant to the company.

Investment and Other Income. Investment and other income consist of interest and other income on our cash and short-term investments. Our short term investments typically consist of money market funds.

Financing

We have incurred substantial losses since our inception. As of June 30, 2009, our accumulated deficit totaled $6.2 million. Financial results for the three months ended June 30, 2009 reflect a net loss from operations of $74 thousand or ($0.01) per share compared to $844 thousand or ($0.08) per share for the same period in 2008. We recognized net losses of $482 thousand or ($0.04) per share and $1.5 million or ($0.14) per share for the six months ended June 30, 2009 and 2008, respectively. To date, we have funded our operations principally through the sale of our equity securities, government grants, sale of fish lines and debt financings. Because we have limited revenues and substantial operating expenses, we had relied on additional working capital funding from the sale of securities. As stated in our Form 8-K filed on April 17, 2009, we have been unable to secure the needed financing to continue as a going concern and therefore we plan to liquidate the remaining assets of the company and attempt to identify a merger candidate.  We have not yet identified a merger candidate and there is no assurance we will be successful in identifying a candidate or closing a merger with acceptable terms before our cash is fully used in which event we may have to seek bankruptcy protection.

Results of Operations for the Three-Month Periods Ended June 30, 2009 and 2008

Sales and Revenue

Our total sales and revenue decreased to $40 thousand for the three months ended June 30, 2009 compared to $53 thousand for the three months ended June 30, 2008 due to the discontinuation of sales of reagent mutant zebrafish in December 2008.  The revenue of $40 thousand in the three months ended June 30, 2009 was comprised of recognition of deferred revenue only.

Operating Expenses

Operating expenses decreased to $313 thousand for the three months ended June 30, 2009 compared to $913 thousand for the three months ended June 30, 2008, primarily due to cost reduction measures imposed in December 2008 and the three months ended June 30, 2009, which included, among other things, reduction in the number of our employees and other service providers and the reduced compensation of our remaining employees.

Cost of Products and Services. The cost of products and services decreased to $0 for the three months ended June 30, 2009 from $259 thousand for the prior year period, due to the discontinuation of sales of reagent mutant zebrafish in December 2008.

Selling, General and Administrative Expenses. Selling, general and administrative expense decreased by $194 thousand to $231 thousand in the three months ended June 30, 2009 compared to $425 thousand for the prior year period.  The decrease was primarily due to the employee headcount reductions, lower investor relations costs and legal expenses.

Asset Impairment.  During the six months ended June 30, 2009, the Company incurred a $38 thousand charge to adjust the net book value of property and equipment to realizable value.

Research and Development Expense. Research and development expense decreased to $44 thousand in the three months ended June 30, 2009 from $229 thousand for the three months ended June 30, 2008, primarily due to decreased payroll and related expenses resulting from the discontinuance of research and development activities.

Other Income (Expense)

Other income increased to $199 thousand for the three months ended June 30, 2009 compared to $16 thousand for the prior year period. This was primarily due to the sale of the remaining ZeneMark® library for a gain of $300 thousand partially offset by net losses from the sale of equipment of $98 thousand.

Results of Operations for the Six-Month Periods Ended June 30, 2009 and 2008

Sales and Revenue

Our total sales and revenue decreased to $40 thousand for the six months ended June 30, 2009 compared to $73 thousand for the six months ended June 30, 2008 due to the discontinuation of sales of reagent mutant zebrafish in December 2008.  The revenue of $40 thousand in the six months ended June 30, 2009 was comprised of recognition of deferred revenue only.

Operating Expenses

Operating expenses decreased to $854 thousand for the six months ended June 30, 2009 compared to $1.7 million for the six months ended June 30, 2008, primarily due to cost reduction measures imposed in December 2008 and the six months ended June 30, 2009, which included, among other things, reduction in the number of our employees and other service providers and the reduction in compensation of our remaining employees.

Cost of Products and Services. The cost of products and services decreased to $0 for the six months ended June 30, 2009 from $508 thousand for the prior year period, due to the discontinuation of sales of reagent mutant zebrafish in December 2008.

Selling, General and Administrative Expenses. Selling, general and administrative expense decreased by $204 thousand to $640 thousand in the six months ended June 30, 2009 compared to $844 thousand for the prior year period.  The decrease was primarily due to the headcount reductions.

Asset Impairment.  During the three months ended June 30, 2009, the Company incurred a $38 thousand charge to adjust the net book value of property and equipment to realizable value.

Research and Development Expense. Research and development expense decreased to $176 thousand in the six months ended June 30, 2009 from $298 thousand for the six months ended June 30, 2008, primarily due to decreased payroll and related expenses resulting from the discontinuance of research and development activities.

Other Income (Expense)

Other income increased to $332 thousand for the six months ended June 30, 2009, compared to $46 thousand for the prior year period, primarily due to the sale of the remaining ZeneMark® library for a gain of $300 thousand partially offset by reduced investment income due to lower cash equivalent balances.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of June 30, 2009, our principal source of liquidity consisted of our cash and cash equivalents of $132 thousand. Our cash equivalents are typically invested in money market funds.  Our primary sources of cash have historically been proceeds from the issuance of equity securities, debt financings, and payments to us from the sale of fish lines and grants. These proceeds have been used to fund our losses. Our cash and cash equivalents decreased by $337 thousand from $469 thousand at December 31, 2008.  The decrease is primarily due to $786 thousand of net cash used in operations partially offset by $449 thousand in proceeds from asset sales due to our ceasing operations during the six months ended June 30, 2009.

On March 13, 2009, we issued to Triangle Holdings VI, LLC a senior secured promissory note with an aggregate principal amount of $200 thousand.   The note bore interest of sixty-percent (60%) per annum. The principal amount of the note plus accrued interest was payable upon the earlier of the date we received proceeds from the equity financing with FirstPoint Biotech, Inc., and July 9, 2009.  On March 17, 2009, we issued another senior secured promissory note with an aggregate principal amount of $25 with the same terms as the note issued to Triangle Holdings. To secure our obligations under such notes, we entered into a security agreement pursuant to which we granted the senior secured note holders a first-priority lien on all of our assets. On April 7, 2009, we repaid an aggregate of $234 thousand in principal and interest to the holders of our senior secured promissory notes. Pursuant the terms of the notes, we were required to use the proceeds from the sale of our ZeneMark® library to satisfy our obligations under the notes.

On March 18, 2009, we entered in to an agreement with our outside legal counsel, pursuant to which counsel agreed to (a) defer payment of legal fees and costs previously incurred by us, (b) continue to perform legal services on behalf of us and (c) defer payment of future legal fees and costs incurred by us from time to time, and we issued to them a subordinated secured promissory note with $75 thousand aggregate principal amount. Such note had the same terms as the senior secured promissory notes with the exception that interest on the note bears interest at 10%. To secure our obligations to pay the fees and costs of such counsel, we entered into a security agreement pursuant to which we granted a lien on all of our assets, which lien, at the time of execution was subordinate to that granted to the holders of senior secured promissory notes. We repaid the note and accrued interest in May 2009.

We have incurred substantial losses since our inception. As of June 30, 2009, our accumulated deficit totaled $6.2 million. Our ability to continue as a going concern was dependent on our success at raising additional capital sufficient to meet our obligations on a timely basis and as a result of our inability to do so, we have terminated our operations.  Our board of directors and shareholders approved the sale of our remaining assets, and we have sold our remaining copy of the ZeneMark® library of mutant fish reagents and all related support equipment, materials, customer lists, and commercial rights. We have also sold various lab and office equipment. We intend to use the proceeds from such transactions to pay creditors and to support minimal operations necessary to consummate such transactions.  We estimate existing cash and any nominal proceeds from the sale of our few remaining assets to enable our search for a merger into the fourth quarter of 2009.

Cash Flows Used in Operating Activities

We used $786 thousand of cash in operating activities for the six months ended June 30, 2009, a decrease of $378 thousand compared to $1.2 million for the six months ended June 30, 2008. This decrease is attributable primarily to a decreased net loss as a result of our cost containment initiatives and discontinuation of operations during the second quarter of 2009.

Cash Flows From/Used in Investing Activities

We received $449 thousand of cash in investing activities for the six months ended June 30, 2009 compared to using $178 thousand for the six months ended June 30, 2008. The net increase in cash provided was primarily due to the sale of our assets and the absence of capital expenditures during the six ended June 30, 2009.  We anticipate no additional capital expenditures for the remainder of 2009 due to our planned ceasing of operations.

Cash Flows From/Used in Financing Activities

We received $0 net cash in financing activities during the six months ended June 30, 2009 compared to using $10 thousand in cash for financing activities in the six months ended June 30, 2008. The change was attributable to net borrowings of $225 thousand from the senior secured promissory notes and full repayment during the six months ended June 30, 2009.

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

Item 4T.     Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in

Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mark Philip and Chief Financial Officer, Kerry Rea.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weaknesses described below, as of June 30, 2009, our disclosure controls and procedures were not effective.

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

(b) Changes in Internal Control over Financial Reporting

As discussed in Item 9A(T) of our 2008 Annual Report on Form 10-K as of December 31, 2008, we identified a material weakness relating to a control over determining the fair market value of stock options valued in the option pricing model used for accounting for stock compensation expense was not effective to ensure that stock compensation expense was calculated appropriately.  Additional changes in internal control are necessary to remediate the material weakness relating to the stock compensation expense calculation, however none of these changes were made during the period covered by this report.  In addition, due to the discontinuance of operations and reduction in finance resources, we did not maintain effective entity-level controls as defined by the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Specifically, we did not effectively segregate certain accounting duties due to reduced employee headcount, and maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting.   If at any time we determine a new control can be implemented to mitigate these risks at a reasonable cost, it is implemented as soon as possible.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On May 26, 2009, we issued Mark Philip, president, chief executive officer and director, Bruce Beutel, our former chief scientific officer, Kerry Rea, chief financial officer, and Stephen Kurtz, corporate secretary and director, each a warrant to purchase 625,780, 347,650, 243,350 and 225,000 shares, respectively, of our common stock with an exercise price of $0.03 per share, the fair market value at the time of grant pursuant to the Company’s 2002 Stock Incentive Plan.  Each warrant may be exercised any time before May 26, 2019.  The warrants contain a cashless exercise provision permitting the holders, in lieu of paying the exercise price, to surrender a number of shares, including the right to receive shares upon the exercise of the warrant, with a market value equal to the aggregate exercise price.  The warrants contain customary adjustment provisions upon the occurrence of stock splits, stock dividends, combinations, reclassifications or similar events with respect to our capital stock. An aggregate of 2,575,325 shares of common stock were issuable upon exercise of such options at a weighted average exercise price of $0.46 per share.

On May 26, 2009 we also issued warrants to two other employees, upon exercise of which 244,730 shares of its common stock would be issuable. The warrants have the same terms as the warrants issued to the four executive officers described in the immediately proceeding paragraph.

In the aggregate, 1,686,510 shares of our common stock underlie the warrants. The warrants were issued in a private placement pursuant to Section 4(2) of the Securities Act of 1933, to induce the warrant holders to continue to provide services to us as we wind down our operations.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

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

Date: August 12, 2009

By:	/s/ Mark A. Philip
Mark A. Philip
Title:	Chief Executive Officer

By:	/s/ Kerry D. Rea
Kerry D. Rea
Title:	Chief Financial Officer