Form 10-Q
period 2009-09-30
Znomics, Inc.
filed 2009-11-16
CIK 1371473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

[  ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________to __________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X ] Yes [] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,695,060 common shares as of November 12, 2009.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited financial statements included in this quarterly report on Form 10-Q are as follows:

F-1

Unaudited Condensed Balance Sheets as of September 30, 2009 and December 31, 2008;

F-2

Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2009 and 2008 and for the period from inception on September 13, 2001 through September 30, 2009;

F-3

Unaudited Condensed Statement of Cash Flows for the nine months ended September 30, 2009 and 2008 and for the period from inceptionon September 13, 2001 through September 30, 2009;

F-4

Unaudited Statement of Stockholders' Equity for the period from inception on September 13, 2001 through September 30, 2009 ; and

F-5

Notes to Unaudited Condensed Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

ZNOMICS, INC.
(A Development Stage Company)
Condensed Balance Sheets
(in thousands except share data)
(Unaudited)

	September 30,	December 31,
Assets	2009	2008
Current assets:
Cash and cash equivalents	$94	$469
Accounts receivable, net	1	43
Deposits, prepaid and other expenses	74	160
Total current assets	169	672

Property and equipment, net of accumulated depreciation	23	411

Total assets	$192	$1,083

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$56	$237
Accrued liabilities	11	64
Deferred revenue	-	252
Total current liabilities	67	553

Total liabilities	67	553

Stockholders' equity:

Common stock, $0.001 par value, 90,000,000 shares authorized, 11,695,060 and 11,370,060 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	12	11
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none outstanding	-	-

Additional paid-in capital	6,374	6,235

Deficit accumulated during the development stage	(6,261)	(5,716)

Total stockholders' equity	125	530

Total liabilities and stockholders' equity	$192	$1,083

The accompanying notes are an integral part of these condensed financial statements.

ZNOMICS, INC.
(A Development Stage Company)
Condensed Statements of Operations (in thousands except share data)
(Unaudited)
For the Three and Nine Months Ended September 30, 2009 and 2008
and the Period from September 13, 2001 (Date of Inception) to September 30, 2009

					September 13,
					2001
	Three months ended		Nine months ended		(Inception)
					to September
	September 30		September 30		30,
	2009	2008	2009	2008	2009

Sales related to products and services	$-	$38	$40	$111	$1,015
Grant revenue	-	-		-	2,006
Total sales and revenue	-	38	40	111	3,021

Operating expenses:
Cost of products and services	-	320	-	828	2,434
Grant expense	-	-	-	-	2,006
Selling, general and administrative	73	633	713	1,478	3,465
Asset impairment	-	-	38	-	38
Research and development	-	267	176	565	1,702

Total operating expenses	73	1,220	927	2,871	9,645

Loss from operations	(73)	(1,182)	(887)	(2,760)	(6,624)

Other income (expense):
Gain from sale of assets related to discontinued operations-fish sales	10	-	369	-	369
Investment income	-	11	1	59	112
Interest expense		-	(28)	(1)	(81)
Other expense, net	-	-	-	-	(37)

Total other income	10	11	342	58	363

Loss before income tax	(63)	(1,171)	(545)	(2,702)	(6,261)
Income tax expense	-	-	-	-	-
Net loss	$(63)	$(1,171)	$(545)	$(2,702)	$(6,261)

Loss per common share data:
Basic	$(0.01)	$(0.10)	$(0.05)	$(0.24)
Diluted	$(0.01)	$(0.10)	$(0.05)	$(0.24)

Weighted average common shares outstanding:
Basic and Diluted	11,689,082	11,072,560	11,567,679	11,072,560

The accompanying notes are an integral part of these condensed financial statements.

ZNOMICS, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows (in thousands)
(Unaudited)
For the Nine Months Ended September 30, 2009 and 2008
and the Period from September 13, 2001 (Date of Inception) to September 30, 2009

			September 13,
			2001 (Inception)
	Nine months ended		to
	September 30		September 30,
	2009	2008	2009
Operating activities:
Net loss	$(545)	$(2,702)	$(6,261)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on sale of property and equipment	(369)	1	(366)
Asset impairment	38	-	38
Depreciation and amortization	47	100	457
Stock-based compensation	10	138	475
Stock warrants, expense	101	-	138
Issuance of stock for licensing and services	29	-	414

Changes in operating assets and liabilities:
Accounts receivable	42	76	(1)
Prepaid and other expenses	86	10	(3)
Accounts payable	(181)	207	56
Accrued liabilities	(53)	132	11
Deferred revenue	(40)	(67)	212

Net cash used in operating activities	(835)	(2,105)	(4,830)

Investing activities:
Capital expenditures	-	(233)	(884)
Proceeds from sale of property and equipment, net	460	-	542
Net cash provided by (used in) investing activities	460	(233)	(342)

Financing activities:
Proceeds from issuance of common stock, net	-	-	4,406
Proceeds from issuance of preferred stock	-	-	860
Proceeds from issuance of notes payable	225	-	865
Principal payments, capital leases and notes payable	(225)	(9)	(865)
Net cash provided by (used in) financing activities	-	(9)	5,266

Net increase (decrease) in cash and cash equivalents	(375)	(2,347)	94

Cash at beginning of period	469	3,659	-

Cash at end of period	$94	$1,312	$94

Supplemental disclosures:
Cash paid for interest	$28	$1	$58
Sale of ZeneMark ® library copy exchanged for deferred revenue	$212	$-	$212

The accompanying notes are an integral part of these condensed financial statements.

ZNOMICS, INC.
(A Development Stage Company)
Statement of Stockholders' Equity (in thousands)
(Unaudited)
For the Period from September 13, 2001 (Date of Inception) to September 30, 2009

								Deficit
								accumulated
	Series A convertible		Series B convertible				Additional	during
	preferred stock		preferred stock		Common stock		paid-in	development
	Shares	Amount	Shares	Amount	Shares	Amount	capital	stage	Total

Balance at September 13, 2001		$-		$-		$-	$-	$-	$-

Issuance of common stock to founders - September 13, 2001					1,500	15			15
Issuance of Series A convertible preferred stock - January 30, 2002	657	7					650		657
Issuance of Series B convertible preferred stock - April 13, 2005			127	1			253		254
Contribution of laboratory equipment							23		23
Net loss								(863)	(863)

Balance at December 31, 2005	657	7	127	1	1,500	15	926	(863)	86

Net loss								(129)	(129)

Balance at December 31, 2006	657	7	127	1	1,500	15	926	(992)	(43)

Cancellation of preferred and common stock on merger	(657)	(7)	(127)	(1)	(1,500)	(15)			(23)
Issuance of new common stock on merger					11,073	11	4,198		4,209
Issuance of stock warrants							207		207
Stock option valuation							294		294
Net loss								(1,192)	(1,192)

Balance at December 31, 2007	-	-	-	-	11,073	11	5,625	(2,184)	3,452

Issuance of new common stock					297	-	439		439
Stock option valuation							171		171
Net loss				-				(3,532)	(3,532)

Balance at December 31, 2008	-	-	-		11,370	11	6,235	(5,716)	530

Issuance of new common stock					325	1	28		29
Stock option valuation							111		111
Net loss				-				(545)	(545)

Balance at September 30, 2009	-	$-	$-	$-	$11,695	$12	$6,374	$(6,261)	$125

The accompanying notes are an integral part of these condensed financial statements.

ZNOMICS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(in thousands except share data)

NOTE A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Znomics Inc. (“the Company”) was engaged in the business of drug discovery with a cutting-edge biotechnology platform that leveraged medicinal chemistry with the unique attributes of the zebrafish. The Company determined that given the financing environment it was unable to attract sufficient capital to continue operations. As a result, on April 13, 2009, the Company’s board of directors determined that it was in the Company’s and its shareholders’ best interests to terminate its operations and pursue the sale of its assets, including its ZeneMark® library, equipment and other intellectual property and the sale of the Company’s corporate shell to an entity interested in merging with a public company. The Company has not committed to a liquidation plan but plans to operate in a very limited way to pursue a potential merger candidate and attempt to complete a merger. On May 1, 2009, after obtaining shareholder approval, the Company sold its remaining copy of its ZeneMark® library of mutant fish reagents and all related support equipment, material, customer lists, and commercial rights to Vanderbilt University Medical Center, which represents substantially all of the Company’s assets.

The Company has been presenting its financial statements as a development stage company, whereby cumulative statements of operations and cash flows from September 13, 2001 (date of inception) through September 30, 2009 have been presented along with the statements of operations for the three and nine month periods ended September 30, 2009 and 2008 and cash flows for the nine month periods ended September 30, 2009 and 2008.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with instructions for Form 10-Q and Article 10 of Regulation S-X. In addition, the preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. For the Company, the accounting estimates requiring management’s most difficult and subjective judgments include revenue recognition, the assessment of recoverability of long-lived assets, the recognition and measurement of income tax assets and liabilities and the accounting for stock-based compensation. In the opinion of management, the financial statements include all adjustments consisting of normal, recurring adjustments necessary for the fair presentation of the results of the interim periods presented. These condensed financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2008 as included in the Company’s 2008 Annual Report on Form 10-K, dated March 31, 2009.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant, equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined by reference to market prices or through discounted cash flow analysis, depending on the asset. The Company recorded a $38 impairment loss to its property and equipment in the nine months ended September 30, 2009.

Stock-Based Compensation

The Company has a stock based employee plan as described in Note L of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company recognizes share-based payments, as compensation costs for transactions, including grants of employee stock options, to be recognized in the financial statements. Stock based compensation expense is measured based on the fair value of the equity or liability instrument issued. Share-based compensation arrangements includes: stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company measures the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and the cost over the period in which the employee is required to provide services for the award. The Company uses the Black-Scholes option-pricing model that meets the fair value objective.

On May 26, 2009, the Company issued Mark Philip, president, chief executive officer and director, Bruce Beutel, its former chief scientific officer, Kerry Rea, chief financial officer, and Stephen Kurtz, corporate secretary and director, a warrant to purchase 625,780, 347,650, 243,350 and 225,000 shares, respectively, of the Company’s common stock with an exercise price of $0.03 per share. Each warrant may be exercised any time before May 26, 2019. The warrants contain a cashless exercise provision permitting the holders, in lieu of paying the exercise price, to surrender a number of shares, including the right to receive shares upon the exercise of the warrant, with a market value equal to the aggregate exercise price. The warrants contain customary adjustment provisions upon the occurrence of stock splits, stock dividends, combinations, reclassifications or similar events with respect to the Company’s capital stock. Contemporaneously with such issuance, employee stock options previously granted to each of such individuals were cancelled. An aggregate of 2,575,325 common stock options were all terminated prior to September 30, 2009.

On May 26, 2009, the Company also issued warrants to two other former employees, upon exercise of which 244,730 shares of its common stock would be issuable. The warrants have the same terms as the warrants issued to the four executive officers described in the immediately preceding paragraph.

In the aggregate, 1,686,510 shares of the Company’s common stock underlie the warrants. The warrants were issued in a private placement pursuant to Section 4(2) of the Securities Act of 1933, to induce the warrant holders to continue to provide services to the Company as it winds down its operations. Stock-based compensation expense recognized for the nine months ended September 30, 2009 and 2008 was $111 and $138, respectively, which consisted of stock-based compensation expense related to grants of employee stock options and the issuance of the warrants. The table below summarizes the stock-based compensation expense:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2008
Cost of sales and services	$-	$42
Research and Development	9	14
General and administrative	102	82

Total stock-based compensation	$111	$138

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, money market funds, trade receivables, prepaid expenses, payables and accrued expenses. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The Company considers the carrying values of its financial instruments in the financial statements to approximate fair value

NOTE B. GOING CONCERN

The accompanying condensed financial statements have been prepared in conformity with GAAP, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not committed to a liquidation plan but plans to operate in a very limited way to pursue a potential merger candidate and attempt to complete a merger. For the nine months ended September 30, 2009, the Company incurred losses from continuing operations of $545. At September 30, 2009, the Company had an accumulated deficit of $6,261. The Company’s ability to continue as a going concern is dependent on its ability to raise the required additional capital or debt to meet short and long-term operating requirements. The Company determined that given the financing environment it was unable to attract sufficient capital to continue operations. As a result, on April 13, 2009, the Company’s board of directors determined that it was in the Company’s and its shareholders’ best interests to terminate its operations and pursue the sale of its assets, including its ZeneMark® library, equipment and other intellectual property and the sale of the Company’s corporate shell to an entity interested in merging with a public company.

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

NOTE C. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued guidance to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This guidance is effective for fiscal years beginning after November 15, 2009. The Company does not expect the adoption of this standard to have any current impact on the consolidated financial statements.

On June 15, 2009, the Company adopted new accounting guidance on subsequent events, including events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet and events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. The new guidance requires all public entities to evaluate subsequent events through the date that the financial statements are available to be issued and disclose in the notes the date through which the Company has evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date.

On September 15, 2009, the Company adopted new accounting guidance on codification referencing that encourages the use of plain English to describe broad accounting topic areas in an attempt to make financial statements more useful to users and more clearly explain accounting concepts.

NOTE D. DEFERRED REVENUE

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

The Company required at least a 50% cash deposit on its other sales orders of fish line products to all other customers. These cash deposits were recorded as deferred revenue and subsequently recognized as current revenue as delivery of the orders were made. Cash deposits on undelivered fish line product orders recorded as deferred revenue at September 30, 2009 and December 31, 2008 totaled $0 and $252, respectively. In December 2008, the Company discontinued sales of fish lines. The Company recognized the remaining $40 balance in the second quarter of 2009 when the revenue recognition process was completed and as a result, has no deferred revenue as of September 30, 2009.

NOTE E. NOTES PAYABLE

In connection with the Company’s decision to cease operations, on April 7, 2009, the Company repaid an aggregate of $234 in principal and interest to the holders of its senior secured promissory notes issued in March 2009, the issuance of which were intended to serve as bridge financing until the consummation of a financing.

On May 12, 2009, the Company repaid $76 in principal and interest to the holder of its subordinated secured promissory note issued in March 2009. This note was issued in satisfaction of an outstanding vendor accounts payable in connection with legal services. The Company has no notes payable outstanding as of September 30, 2009. As a result of payment of the obligations under such notes, the related lien on all of the Company’s assets was released.

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

For the three and nine months ended September 30, 2009 and 2008, options, share based payments and warrants exercisable representing convertible securities were excluded from the calculation of the diluted net loss per share as their effect would have been antidilutive. As of September 30, 2009 and 2008, the Company had outstanding options and warrants to purchase shares of common stock totaling 2,090,636 and 2,041,812, respectively.

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

On May 1, 2009, after obtaining shareholder approval, the Company sold its remaining copy of its ZeneMark® library of mutant fish reagents and all related support equipment, materials, customer lists, and commercial rights to Vanderbilt University Medical Center, which represents substantially all of the Company’s assets, for $300. As a result of the sale of the ZeneMark® library, the Company ceased to have an operating business and its obligations under the subordinated secured promissory notes referred to in Note E – NOTES PAYABLE, became due and payable. Payment from Vanderbilt was received on May 12, 2009.

In addition, the Company sold microscopes, balances, spectrophotometers and other lab and computer equipment to various purchasers for $130 during the nine months ended September 30, 2009.

NOTE H. SUBSEQUENT EVENTS

There are no subsequent events through November 16, 2009, the date these financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Plan of Operation Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our plan to wind down the operations of our company, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations on a consolidated basis include, but are not limited to: our ability to find buyers of our remaining assets and entities interested in acquiring a public reporting company, the adequacy of our current cash to continue to fund our search for a merger candidate through the fourth quarter of 2009, our ability to retain officers, directors, employees and other service providers, changes in economic conditions, legislative and regulatory changes and interest rates. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein, and in our other filings with the SEC.

Recent Accounting Pronouncements

In June 2009, the FASB issued guidance to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This guidance is effective for fiscal years beginning after November 15, 2009. The Company does not expect the adoption of this standard to have any current impact on its financial statements.

On June 15, 2009, the Company adopted new accounting guidance on subsequent events, including events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet and events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. The new guidance requires all public entities to evaluate subsequent events through the date that the financial statements are available to be issued and disclose in the notes the date through which the Company has evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date.

On September 15, 2009, the Company adopted new accounting guidance on codification referencing that encourages the use of plain English to describe broad accounting topic areas in an attempt to make financial statements more useful to users and more clearly explain accounting concepts.

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

Overview

Before the second quarter of 2009, we were engaged in the business of drug discovery with a cutting-edge biotechnology platform that leveraged medicinal chemistry with the unique attributes of the zebrafish. We determined that, given the financing environment, we were unable to attract sufficient capital to continue operations. As a result, on April 13, 2009, our board of directors determined that it was in our and our shareholders’ best interests to terminate our operations and pursue the sale of our assets, including our ZeneMark® library, equipment and other intellectual property and the sale of our company to an entity interested in merging with a public company. On May 1, 2009, after obtaining shareholder approval, we sold our remaining copy of our ZeneMark® library of mutant fish reagents and all related support equipment, materials, customer lists, and commercial rights to Vanderbilt University Medical Center, which represented substantially all of our assets.

We intend to pursue the sale of our company to an entity interested in merging with a public company. We intend to use existing cash and nominal proceeds from the sale of equipment, if any, to pay creditors and to support minimal operations necessary to consummate such transactions. Residual assets, if any, will be distributed to our shareholders. We do not anticipate that such distribution, if any, will involve a material amount of assets or cash. If we are unable to close on the sale of our company timely, to meet obligations and continue limited operations while searching for a merger, we may have to seek other agreements with creditors or bankruptcy protection.

Revenue

We generated $40 thousand in revenue from the recognition of the remaining deferred revenue on undelivered fish line product orders in the nine months ended September 30, 2009. Given our decision to cease sales of reagent mutant zebrafish in December 2008, we did not generate any other revenue in the period covered by this report and do not expect to generate revenue other than in connection with the sale of our few remaining assets, if any, and a merger we hope to effect with an entity interested in becoming a public company.

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

On April 17, 2009, our compensation committee approved changes in the compensation of our officers effective April 14, 2009. Mark Philip, our president, chief executive officer and director and Bruce Beutel, our chief scientific officer, retained such offices and rendered services to us on a part time basis at $250 per hour. Kerry Rea, our chief financial officer, and Steven Kurtz, our corporate secretary and director, were paid a salary of $13,333 and $9,167 per month, respectively. These salary rates were consistent with those in place for such officers prior to the entry into salary deferral agreements in December 2008. Messrs. Rea and Kurtz transitioned to consultant status and began to provide services to us on a part-time basis in May 2009. They are paid $100 and $70 per hour for such services, respectively. As of September 30, 2009, we have only two remaining employees.

On October 18, 2009, Dr. Mark A. Philip, PhD resigned as president and chief executive officer. Dr. Philip will remain a director and advisor to Znomics. Dr. Philip will be compensated at a rate of $250 per hour for services performed as an advisor. Dr. Philip will not be entitled to any compensation as a director. On October 21, 2009, the board of directors appointed Znomic’s Chairman of the Board, Dr. Dwight Sangrey, as Chief Executive Officer. Dr. Sangrey will not be entitled to any compensation for his service as Chief Executive Officer.

As a result of the discontinuance of operations and reduction in salaries, selling, general and administrative expenses are expected to be a similar amount in the fourth quarter of 2009 compared to the third quarter of 2009.

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

Financing

We have incurred substantial losses since our inception. As of September 30, 2009, our accumulated deficit totaled approximately $6.3 million. Financial results for the three months ended September 30, 2009 reflect a net loss from operations of $73 thousand or ($0.01) per share compared to $1.2 million or ($0.10) per share for the same period in 2008. We recognized net losses of $545 thousand or ($0.05) per share and $2.7 million or ($0.24) per share for the nine months ended September 30, 2009 and 2008, respectively. To date, we have funded our operations principally through the sale of our equity securities, government grants, sale of fish lines and debt financings. Because we have limited revenues and substantial operating expenses, we had relied on additional working capital funding from the sale of securities. As stated in our Form 8-K filed on April 17, 2009, we have been unable to secure the needed financing to continue as a going concern and therefore we plan to liquidate the remaining assets of the company and attempt to identify a merger candidate. We have not yet entered into a definitive agreement with a merger candidate, and there is no assurance we will be successful in finding or entering into a definitive agreement with a candidate or closing a merger with acceptable terms before our cash is fully depleted, in which event we may have to seek bankruptcy protection. We estimate existing cash and any nominal proceeds from the sale of our few remaining assets will enable us to continue our search for a merger into the fourth quarter of 2009.

Results of Operations for the Three-Month Periods Ended September 30, 2009 and 2008

Sales and Revenue

No sales and revenue were realized for the three months ended September 30, 2009 compared to $38 thousand for the three months ended September 30, 2008 due to the discontinuation of sales of reagent mutant zebrafish in December 2008.

Operating Expenses

Operating expenses decreased to $73 thousand for the three months ended September 30, 2009 compared to $1.2 million for the three months ended September 30, 2008, primarily due to cost reduction measures imposed in December 2008 and the three months ended September 30, 2009, which included, among other things, reductions in the number of our employees and other service providers and the compensation of our remaining employees.

Cost of Products and Services. The cost of products and services decreased to $0 for the three months ended September 30, 2009 from $320 thousand for the prior year period, due to the discontinuation of sales of reagent mutant zebrafish in December 2008.

Selling, General and Administrative Expenses. Selling, general and administrative expense decreased by $560 thousand to $73 thousand in the three months ended September 30, 2009 compared to $633 thousand for the prior year period. The decrease was primarily due to the employee headcount reductions, lower legal expenses and lower investor relations costs.

Research and Development Expense. Research and development expense decreased to $0 in the three months ended September 30, 2009 from $267 thousand for the three months ended September 30, 2008, primarily due to decreased payroll and related expenses resulting from the discontinuance of research and development activities.

Other Income (Expense)

Other income decreased to $10 thousand for the three months ended September 30, 2009 compared to $11 thousand for the prior year period. This was primarily due to no interest earned from cash equivalents balances in the three months ended September 30, 2009 compared to $11 thousand for the prior year period. This was partially offset by the $10 thousand gain from sale of equipment related to discontinued operations-fish sales in the three months ended September 30, 2009 compared to none for the prior year period.

Results of Operations for the Nine-Month Periods Ended September 30, 2009 and 2008

Sales and Revenue

Our total sales and revenue decreased to $40 thousand for the nine months ended September 30, 2009 compared to $111 thousand for the nine months ended September 30, 2008 due to the discontinuation of sales of reagent mutant zebrafish in December 2008. The revenue of $40 thousand in the nine months ended September 30, 2009 was comprised of recognition of deferred revenue related to the ZeneMark ® library to Harvard College.

Operating Expenses

Operating expenses decreased to $927 thousand for the nine months ended September 30, 2009 compared to approximately $2.9 million for the nine months ended September 30, 2008, primarily due to cost reduction measures imposed in December 2008 and the nine months ended September 30, 2009, which included, among other things, reductions in the number of our employees and other service providers and the reduction in compensation of our remaining employees.

Cost of Products and Services. The cost of products and services decreased to $0 for the nine months ended September 30, 2009 from $828 thousand for the prior year period, due to the discontinuation of sales of reagent mutant zebrafish in December 2008.

Selling, General and Administrative Expenses. Selling, general and administrative expense decreased by $765 thousand to $713 thousand in the nine months ended September 30, 2009 compared to approximately $1.5 million for the prior year period. The decrease was primarily due to the headcount reductions and lower legal fees, consulting and investor relations expenses.

Asset Impairment. During the nine months ended September 30, 2009, the Company recorded a $38 thousand charge to adjust the net book value of property and equipment to realizable value.

Research and Development Expense. Research and development expense decreased to $176 thousand in the nine months ended September 30, 2009 from $565 thousand for the nine months ended September 30, 2008, primarily due to decreased payroll and lab expenses resulting from the discontinuance of research and development activities.

Other Income (Expense)

Other income increased to $342 thousand for the nine months ended September 30, 2009, compared to $58 thousand for the prior year period, primarily due to the sale of the remaining ZeneMark® library for a gain of $369 thousand partially offset by reduced investment income due to lower cash equivalent balances and interest expense.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of September 30, 2009, our principal source of liquidity consisted of our cash and cash equivalents of $94 thousand. Our cash equivalents are typically invested in money market funds. Our primary sources of cash have historically been proceeds from the issuance of equity securities, debt financings, and payments to us from the sale of fish lines and grants. These proceeds have been used to fund our losses. Our cash and cash equivalents decreased by $375 thousand from $469 thousand at December 31, 2008. The decrease is primarily due to $835 thousand of net cash used in operations partially offset by $460 thousand in proceeds from asset sales due to our ceasing operations during the nine months ended September 30, 2009.

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

We have incurred substantial losses since our inception. As of September 30, 2009, our accumulated deficit totaled $6.3 million. Our ability to continue as a going concern was dependent on our success at raising additional capital sufficient to meet our obligations on a timely basis and as a result of our inability to do so, we have terminated our operations. Our board of directors and shareholders approved the sale of our remaining assets, and we have sold our remaining copy of the ZeneMark® library of mutant fish reagents and all related support equipment, materials, customer lists, and commercial rights. We have also sold various lab and office equipment. We intend to use the proceeds from such transactions to pay creditors and to support minimal operations necessary to consummate such transactions. We estimate existing cash and any nominal proceeds from the sale of our few remaining assets will enable us to continue our search for a merger into the fourth quarter of 2009.

Cash Flows Used in Operating Activities

We used $835 thousand of cash in operating activities for the nine months ended September 30, 2009, a decrease of $1.3 million compared to $2.1 million for the nine months ended September 30, 2008. This decrease is attributable primarily to a decreased net loss as a result of our cost containment initiatives and discontinuation of operations through September 30, 2009.

Cash Flows From/Used in Investing Activities

We received $460 thousand of cash in investing activities for the nine months ended September 30, 2009 compared to using $233 thousand for the nine months ended September 30, 2008. The net increase in cash provided was primarily due to the sale of our assets and the absence of capital expenditures during the nine months ended September 30, 2009. We anticipate no capital expenditures for the remainder of 2009 due to our planned existence as a shell company until a merger candidate is found.

Cash Flows From/Used in Financing Activities

We received $0 net cash in financing activities during the nine months ended September 30, 2009 compared to using $9 thousand in cash for financing activities in the nine months ended September 30, 2008. The change was attributable to net borrowings of $225 thousand from the senior secured promissory notes and full repayment during the nine months ended September 30, 2009.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Part I Item 3.

Item 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Dr. Dwight Sangrey and Chief Financial Officer, Kerry Rea. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weaknesses described below, as of September 30, 2009, our disclosure controls and procedures were not effective.

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

(b) Changes in Internal Control over Financial Reporting

As discussed in Item 9A(T) of our 2008 Annual Report on Form 10-K as of December 31, 2008, we identified a material weakness relating to a control over determining the fair market value of stock options. Changes in internal control are necessary to remediate the material weakness relating to the stock compensation expense calculation such as hiring additional finance personnel; however, due to our limited financial resources, none of these changes were made during the period covered by this report. In addition, due to the discontinuance of operations and reduction in finance resources, we did not maintain effective entity-level controls as defined by the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Specifically, we did not effectively segregate certain accounting duties due to reduced employee headcount, and maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting. If at any time we determine a new control can be implemented to mitigate these risks at a reasonable cost, it will be implemented as soon as possible.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 23, 2009, we issued an investor relations firm 25,000 shares of our common stock. The issuance was to satisfy the remaining obligation pursuant to an investor relations consulting agreement dated November 10, 2008, which was previously disclosed in our Form 10-Q filed on November 14, 2008. The issuance and sale of common stock of that transaction was made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933. We did not, and will not, generate any proceeds from such transaction.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description of Exhibit
Number
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Znomics, Inc.

Date: November 16, 2009

By: /s/ Dr. Dwight A. Sangrey
       Dr. Dwight A. Sangrey
       Title: Chief Executive Officer

By: /s/ Kerry D. Rea
       Kerry D. Rea
       Title: Chief Financial Officer