Form 10-K
period 2009-12-31
Znomics, Inc.
filed 2010-03-26
CIK 1371473

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

Commission file number: 333-136372

ZNOMICS, INC.
 (Exact name of registrant as specified in its charter)

Nevada	52-2340974
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

301 Carlson Parkway, Suite 103
Minneapolis, MN	55305
(Address of principal executive offices)	(Zip Code))

Registrant’s telephone number, including area code: (952) 253-6032

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

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

Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [X]   No [  ]

The aggregate market value of the voting common stock held by non-affiliates of the Registrant (assuming officers, directors and 10% shareholders are affiliates), based on the last sale price for such stock on June 30, 2009: $297,000. The Registrant has no non-voting common stock.

As of March 19, 2010, there were 52,519,896 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ZNOMICS, INC.

FORM 10-K
 Year Ended December 31, 2009

PART I

ITEM 1.           BUSINESS.

Our Company

We were originally incorporated on March 20, 2006 in Nevada, as Pacific Syndicated Resources, Inc. We were an exploration stage company that was set up to engage in the exploration of mineral properties. On November 5, 2007, we completed a reverse merger (the "Merger") with a private Delaware corporation, Znomics, Inc. ("Znomics Delaware"), originally incorporated in 2000 and operational in 2001. As a result of that transaction, we changed our name to Znomics, Inc. (“the Company”) and began to pursue drug discovery and medical research as our sole business.

During 2009, the Company determined that given the current financing environment it was unable to attract sufficient capital to continue operations.  As a result, on April 13, 2009, the Company’s board of directors determined that it was in the Company’s and its shareholders’ best interests to terminate its operations and pursue the sale of its assets and the sale of the Company’s corporate shell to an entity interested in merging with a public company.  On May 1, 2009, after obtaining shareholder approval, the Company sold substantially all of the Company’s assets and announced that it intended to pursue the sale of the Company to an entity interested in merging with a public company.

On February 10, 2010, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with nine individuals and entities (the “Purchasers”). Pursuant to the Stock Purchase Agreement, on February 10, 2010, the Company issued 40,811,886 shares of common stock (the “Shares”) for total consideration of $125,000 or $0.0031 per share, paid in cash upon issuance of the Shares. Certain of the Purchasers have been elected as directors and officers of the Company.  The Stock Purchase Agreement and related transactions were approved by the Company’s Board of Directors and stockholders who owned a majority of the outstanding shares of Company common stock prior to the issuance of the Shares.

The Company continues to  focus its efforts on seeking a business opportunity. The Company intends to attempt to locate and negotiate with a business entity for the merger of that target company into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company will provide a method for a private company to become a reporting company whose securities are qualified for trading in the United States secondary market.

Description of Business

We are currently seeking and investigating potential assets, property or businesses to acquire. We have had no material business operations since April 13, 2009. Going forward, we intend to: (i) consider industries in which we may have an interest; (ii) seek and investigate potential businesses within the industries we select; and (iii) commence such operations through the acquisition of a "going concern" engaged in any industry selected. These types of transactions are customarily referred to as "reverse" reorganizations or mergers in which the acquired company's shareholders become controlling shareholders in the acquiring company and the acquiring company becomes the successor to the business operations of the acquired company. We are unable to predict the time as to when and if we may actually participate in any specific business endeavor, and will be unable to do so until we determine the particular industries in which we may engage.

We are not currently engaged in any substantive business activity except the search for potential assets, property or businesses to acquire, and we have no current plans to engage in any other activity in the foreseeable future unless and until we complete any such acquisition. We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, adult for profit education, manufacturing, service, communications, transportation, and all medically related fields, among others. We recognize that the number of suitable potential business ventures that may be available to us may be extremely limited, and may be restricted as to acquisitions, reorganizations and mergers with businesses or entities that desire to avoid what such entities may deem to be the adverse factors related to an initial public offering ("IPO") as a method of going public. The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain necessary financing or an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, state limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement such laws, rules and regulations.

The Securities and Exchange Commission (the "SEC") requires shell companies to file a Form 8-K upon completion of mergers or other change of control transactions, in order to disclose all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 or 10-SB Registration Statement with the SEC, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction (Items 2.01(f) and 5.01(a)(8) of Form 8-K); and amendments to Rule 144 adopted by the SEC that were effective on February 15, 2008, limit the resale of most securities of shell companies, including those that the Company would issue in any acquisition, reorganization or merger, until one year after the filing of such information.  These factors may eliminate many of the perceived advantages of these types of going public transactions. Regulations governing shell companies also deny the use of “short form” registration statements, such as Form S-3 and Form S-8 and limit the use of these Forms to a reorganized shell company until the expiration of certain time periods after such entity is no longer considered to be a shell company. These prohibitions could further restrict opportunities for us to acquire companies that may already have registration rights agreements or stock option plans in place. If a potential target has numerous employees who would receive Company securities in a business combination, there may be no exemption from registration for the issuance of such securities, thereby necessitating the filing of a registration statement with the SEC to complete any such reorganization, and incurring the time and expense that are normally avoided by reverse reorganizations or mergers.

In connection with the Stock Purchase Agreement, the Company and the Purchasers entered into a Registration Rights Agreement dated February 10, 2010 (the “Registration Rights Agreement”). The Registration Rights Agreement gives the Purchasers certain demand and piggyback registration rights.

Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to, as applicable: an analysis of the quality of the particular business or entity's management and personnel; the anticipated acceptability of any new products or marketing concepts that any such business or company may have; the merits of any such business' or company's technological changes; the present financial condition, projected growth potential and available technical, financial and managerial resources of any such business or company; working capital, history of operations and future prospects; the nature of present and expected competition; the quality and experience of any such business' or company's management services and the depth of management; the business' or the company's potential for further research, development or exploration; risk factors specifically related to the business' or company's operations; the potential for growth, expansion and profit of the business or company; the perceived public recognition or acceptance of the company's or the business' products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately quantify or analyze, let alone describe or identify, without referring to specific objective criteria of an identified business or company.

Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors.

Management will attempt to meet personally with management and key personnel of the entity providing any potential business opportunity afforded to us, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

We are unable to predict the time as to when and if we may actually participate in any specific business endeavor. We anticipate that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which we eventually participate. Such persons may include our directors, executive officers and beneficial owners of our securities or their affiliates. In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals. Management does not presently intend to acquire or merge with any business enterprise in which any current officer or director has a prior ownership interest.

The Company has retained Cherry Tree & Associates, LLC (“Cherry Tree & Associates”) as its exclusive financial advisor for the purpose of identifying an acquisition or business combination with an operating business, pursuant to an Engagement Agreement dated February 10, 2010 (the “Engagement Agreement”). Cherry Tree & Associates is an investment banking firm located in Minneapolis, Minnesota that is affiliated with certain of the Purchasers. Specifically, Tony J. Christianson and Gordon F. Stofer, who each directly and indirectly beneficially own 35.2% of the Company’s fully diluted capital stock following the issuance of Shares under the February 10, 2010 Stock Purchase Agreement. Messrs. Christianson and Stofer, who are directors of the Company and serve as Chairman and Chief Executive Officer, respectively, together own 100% of the equity of Cherry Tree & Associates. David G. Latzke, who is the Chief Financial Officer of the Company, is an employee of Cherry Tree & Associates and certain affiliated entities. The Company will pay Cherry Tree & Associates a completion fee of 1% of the consideration it obtains in any transaction that is contemplated by the Engagement Agreement. The Engagement Agreement expires on the earlier of February 10, 2013 or termination by either party, provided that Cherry Tree & Associates remains entitled to a completion fee under certain circumstances if the Company consummates a contemplated transaction within twelve months after termination of the Engagement Agreement.

Management may actively negotiate or otherwise consent to the purchase of all or any portion of their shares of common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition. It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction. In the event that the purchase of common stock held by management is a factor in negotiations regarding any potential acquisition or merger by us, it may also present a conflict of interest for such individuals. We have no present arrangements or understandings respecting any of these types of opportunities.

Status of Products and Services

None; not applicable.

Competitive Business Conditions and Smaller Reporting Company's Competitive Position in the Industry and Methods of Competition

Management believes that there are numerous shell companies engaged in endeavors similar to those engaged in by us; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets via a reverse reorganization or merger. There is no reasonable way to predict our competitive position or that of any other entity in these endeavors; however, we, having limited assets and no cash reserves, will no doubt be at a competitive disadvantage in competing with entities that have significant cash resources.

Sources and Availability of Raw Materials and Names of Principal Suppliers

None; not applicable.

Dependence on One or a Few Major Customers

None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

None; not applicable.

Governmental Regulations and Approvals

We currently have no business operations and produce no products nor provide any services and therefore, we are not presently subject to any governmental regulation or approval requirements. However, in the event that we complete a reorganization, merger or acquisition transaction with an entity that is engaged in business operations or provides products or services, we will become subject to all governmental regulations and approval requirements to which the reorganized, merged or acquired entity is subject or may become subject.

Research and Development

None; not applicable.

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Exchange Act, and we are subject to the disclosure requirements of Regulation S-K of the SEC, as a "smaller reporting company." That designation will relieve us of some of the informational requirements of Regulation S-K.

Sarbanes/Oxley Act

We are also subject to the Sarbanes-Oxley Act of 2002. The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members' appointment, compensation and oversight of the work of public companies' auditors; management assessment of our internal controls; audit or attestation to management's conclusions about internal controls (anticipated to commence with the December 31, 2010, year end); prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act requires significant legal and accounting expenditures.

Exchange Act Reporting Requirements

We are required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities Exchange Commission on a regular basis, and are required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

Cost and Effects of Compliance with Environmental Laws

Our current business operations are not subject to any material environmental laws, rules or regulations that would have an adverse material effect on our business operations or financial condition or result in a material compliance cost; however, we will become subject to all such governmental requirements to which the reorganized, merged or acquired entity is subject or may become subject.

 Employees

As of December 31, 2009, we employed a total of two employees, our Chief Executive Officer and Chief Financial Officer.  As of February 10, 2010, we have no paid employees.

ITEM 1A.       RISK FACTORS.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 1B.       UNRESOLVED STAFF COMMENTS.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2.          PROPERTIES.

As of December 31, 2009, we conducted our operations from our principal office located at 2611 SW Third Ave., Suite 200, Portland, OR 97201. At December 31, 2009, we leased approximately 273 square feet of office space, from Oregon Health Science University ("OHSU") on a month-to-month basis. Our rent was $647 per month. In 2009, we eliminated our laboratory space and all but two small offices.

On February 12, 2010, we terminated our office lease agreement and presently have no assets or property.  Our principal executive office address and telephone number are the business office address and telephone number of our chairman and chief executive officer, and are currently provided at no cost.

ITEM 3.          LEGAL PROCEEDINGS.

We are not party to any outstanding or pending legal proceedings and are not aware of any threatened material litigation involving us.

ITEM 4.          (REMOVED AND RESERVED).

For information about our directors and executive officers please see Item 10, “Directors, Executive Officers and Corporate Governance.”

PART II

ITEM 5.           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS
                         AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

As of December 31, 2009, our authorized capital stock consisted of 90,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares, $0.001 par value per share preferred stock. There was no preferred stock outstanding as of December 31, 2009.

Our common stock trades on the OTC Bulletin Board under the symbol of "ZNOM.OB." Prior to January 4, 2008, our common stock traded on the OTC Bulletin Board under the symbol of "PSRI.OB." The following are the range of high and low sales price information for the common stock by quarter as reported by the OTC Bulletin Board since January 1, 2008. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year Ended December 31, 2008
	High	Low
Quarter ended March 31	$3.20	$2.90
Quarter ended June 30	$3.00	$2.25
Quarter ended September 30	$2.90	$1.01
Quarter ended December 31	$1.03	$0.02

Year Ended December 31, 2009
	High	Low
Quarter ended March 31	$.24	$.03
Quarter ended June 30	$.09	$.03
Quarter ended September 30	$.05	$.02
Quarter ended December 31	$.05	$.03

Holders of Our Common Stock

As of December 31, 2009, 11,695,060 shares of our common stock were issued and outstanding, and were held by 78 shareholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

For information about securities authorized for issuance under our equity compensation plans, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Transactions Involving the Unregistered Issuance of our Equity Securities

We have previously reported all sales of unregistered securities that have occurred during the period covered by this report.

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)

Restricted Securities of Reporting Issuers
During six-month holding period - no resales under Rule 144 Permitted.

After Six-month holding period - may resell in accordance with all Rule 144 requirements including:

- Current public information,
- Volume limitations,
- Manner of sale requirements for equity securities, and
- Filing of Form 144.

During six- month holding period - no resales under Rule 144 permitted.

After six-month holding period but before one year - unlimited public resales under Rule 144 except that the current public information requirement still applies.

After one-year holding period - unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Restricted Securities of Non-Reporting Issuers
During one-year holding period - no resales under Rule 144 permitted.

After one-year holding period - may resell in accordance with all Rule 144 requirements including:

- Current public information,
- Volume limitations,
- Manner of sale requirements for equity securities, and
- Filing of Form 144.
During one-year holding period - no resales under Rule 144 permitted. After one-year holding period - unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Shell Companies

The following is an excerpt from Rule 144(i) regarding resales of securities of shell companies:

(i) Unavailability to securities of issuers with no or nominal operations and no or nominal non-cash assets.

(1) This section is not available for the resale of securities initially issued by an issuer defined below:

(i) An issuer, other than a business combination related shell company, as defined in ss. 230.405, or an asset-backed issuer, as defined in Item 1101(b) of Regulation AB (ss. 229.1101(b) of this chapter), that has:

(A) No or nominal operations; and

(B) Either :

(1) No or nominal assets;

(2) Assets consisting solely of cash and cash equivalents; or

(3) Assets consisting of any amount of cash and cash equivalents and nominal other assets; or

(ii) An issuer that has been at any time previously an issuer described in paragraph (i)(1)(i).

(2) Notwithstanding paragraph (i)(1), if the issuer of the securities previously had been an issuer described in paragraph (i)(1)(i) but has ceased to be an issuer described in paragraph (i)(1)(i); is subject to the reporting requirements of section 13 or 15(d) of the Exchange Act; has filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that the issue was required to file such reports and materials), other than Form 8-K reports (ss.249.308 of this chapter); and has filed current "Form 10 information" with the Commission reflecting its status as an entity that is no longer an issuer described in paragraph (i)(1)(i), then those securities may be sold subject to the requirements of this section after one year has elapsed from the date that the issuer filed "Form 10 information" with the Commission.

(3) The term "Form 10 information" means the information that is required by Form 10 or Form 20-F (ss.249.220f of this chapter), as applicable to the issuer of the securities, to register under the Exchange Act each class of securities being sold under this rule. The issuer may provide the Form 10 information in any filing of the issuer with the Commission. The Form 10 information is deemed filed when the initial filing is made with the Commission."

Securities of a shell company cannot be publicly sold under Rule 144 in the absence of compliance with this subparagraph, though the SEC has implied that these restrictions would not be enforced respecting securities issued by a shell company while it was not determined to be a shell company.

Section 4(1) of the Securities Act

Since we are a shell company as defined in subparagraph (i) of Rule 144, our shares of common stock cannot be publicly resold under Rule 144 until we comply with the requirements outlined above under the heading "Shell Companies." Until those requirements have been satisfied, any resales of our shares of common stock must be made in compliance with the provisions of the exemption from registration under the Securities Act provided in Section 4(1) thereof, applicable to persons other than "an issuer, underwriter or a dealer." That will require that such shares of common stock be sold in "routine trading transactions," which would include compliance with substantially all of the requirements of Rule 144, regardless of its availability; and such resales may be limited to our non-affiliates. It is the position of the SEC that the Section 4(1) exemption is not available for the resale of any securities of an issuer that is or was a shell company, by directors, executive officers, promoters or founders or their transferees. See NASD Regulation, Inc., CCH Federal Securities Law Reporter, 1990-2000 Decisions, Paragraph No. 77,681, the so-called "Worm-Wulff Letter."

ITEM 6.           SELECTED FINANCIAL DATA.

As a smaller reporting company, we are not required to provide the information required by this item

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS.

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words "believes," "project," "expects," "anticipates," "estimates," "intends," "strategy," "plan," "may," "will continue," "will likely result," and similar expressions. Our forward-looking statements in this report generally relate to: (i) our intent to locate and negotiate with an operating company that would merge into the Company; (ii) our expectations with respect to the broad array of industries in which we may seek a merger candidate; (iii) the factors management may consider in deciding whether to participate in any business endeavor; (iv) management’s intent to meet personally with management and key personnel of potential merger candidates, and to visit facilities, obtain analysis of the information gathered, and other methods that management may use to review potential merger candidates; (v) the ancitipated means by which we may identify potential merger candidates; (vi) our current intent not to compensate management; (vii) our intent not to declare dividends; (viii) our expectations with respect to results of operations in the 2010 fiscal year; and (ix) our beliefs with respect to the adequacy of cash. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.

Plan of Operation

Management’s current intention for the Company is to:  (i) consider industries in which we may have an interest; (ii) seek and investigate potential businesses within the industries we select; and (iii) commence such operations through the acquisition of a "going concern" engaged in any industry selected.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing and the payment of expenses associated with legal fees, accounting fees and reviewing or investigating any potential business venture.

On February 10, 2010, the Company executed Discretionary Advance Secured Promissory Notes in favor of each Purchaser (the “Discretionary Notes”), who may make advances to the Company from time to time. The amounts due under the Discretionary Notes, if any, will accrue interest at an annual rate of 5% and be due on the earlier to occur of a business combination between the Company and an operating business and February 10, 2013, or upon the Company’s insolvency or a material breach of the Stock Purchase Agreement. The Discretionary Notes are secured by all of the Company’s assets. We believe that the terms of the Discretionary Notes are no less favorable to us than would be available form a commercial lender in an arm’s length transaction. Because we have not determined any business or industry in which our operations will be commenced, and we have not identified any prospective venture as of the date of this Annual Report, it is impossible to predict the amount of any such loan.

When and if an acquisition will be made is presently unknown and will depend upon various factors, including but not limited to funding and its availability and if and when any potential acquisition may become available to us at terms acceptable to us. The estimated costs associated with reviewing and verifying information about a potential business venture would be mainly for due diligence and the legal process.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make certain estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  We update these estimates, assumptions and judgments as appropriate, which in most cases is at least quarterly.  We use our technical accounting knowledge, cumulative business experience, judgment and other factors in the selection and application of our accounting policies.  While we believe the estimates, assumptions and judgments we use in preparing our financial statements are appropriate, they are subject to factors and uncertainties regarding their outcome and therefore, actual results may materially differ from these estimates.  We believe the following are our primary critical accounting policies and estimates.

     Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, money market funds, trade receivables, prepaid expenses, payables and accrued expenses. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The Company considers the carrying values of its financial instruments in the financial statements to approximate fair value, due to their short-term nature.

      Cash Equivalents
The Company considers all highly liquid debt and other instruments purchased with an original maturity of three months or less to be cash equivalents. These investments include money market funds. At December 31, 2009 and 2008, the Company's cash equivalents held in a money market fund at US Bank were $1,000 and $400,000, respectively.

     Technology License Agreements

We had entered into technology license agreements with universities upon their purchase of fish lines. These agreements typically gave us the right of first refusal to exclusively license university inventions arising from the use of the fish lines. The terms of these agreements were usually one year; however, the licensing rights carry forward for multiple years. Research contract agreements with pharmaceutical companies typically provide the pharmaceutical company with technology licensing rights to discoveries coming out of the contracted work. The costs of the agreements were expensed to research and development as incurred.

     Revenue Recognition

The Company derived revenues from the sales of reagent mutant fish, collaborations with pharmaceutical companies and research grants. We discontinued sales of reagent mutant fish lines to researchers in December 2008. Our markets during 2008 and 2007 included educational research institutions, pharmaceutical companies and research grant sponsors. Sales and distribution were executed via internal marketing and sales efforts.

Revenues were realized and earned from collaborations when all of the following criteria were met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the Company's price to the buyer is fixed; and (iv) collectability is reasonably assured.

Revenues from the sale of reagent mutant fish were recognized when title passed to the customer or significant attempts had been made to obtain reagent mutant fish line. Customers initially paid for one-half the order. Deferred revenue was recorded upon receipt of the cash until the title passes to the customer or significant attempts had been made to obtain reagent mutant fish line.

Customers were allowed to return reagent mutant fish only for warranty reasons within seven days of shipment. If we were unable to replace a reagent mutant fish line returned under warranty, a credit for a warranty return was issued.

Revenues from grant sponsors were recognized when earned according to the contract. Grant expenses were identified and classified to each specific grant and recorded when incurred.

     Accounts Receivable

Receivables were carried at their estimated collectible amounts. Accounts were periodically evaluated for collectability based on past credit history with customers and their current financial condition and were written off when deemed to be uncollectible. An allowance for doubtful accounts was recorded when management determined the collection was unlikely.

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

     Impairment of Long-Lived Assets

Long-lived assets, such as property, plant, equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined by reference to market prices or through discounted cash flow analysis, depending on the asset.  After selling substantially all of the Company’s fixed assets, an impairment loss was recorded totaling $49,000 for the year ended December 31, 2009.

     Research and Development

Research and development costs were charged to expense as incurred.

     Income Taxes

Income taxes are provided for using the liability method of accounting. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

We account for income taxes pursuant to Financial Accounting Standards Board guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. We believe our income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties have been recorded at December 31, 2009 and 2008.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company has three open years of tax returns subject to examination.

     Stock-Based Compensation

The Company recognizes the cost of stock-based compensation plans and awards in operations on a straight-line basis over the vesting period of the awards.  The Company measures and recognizes compensation expense for all stock-based payment awards made to employees and directors. The compensation expense for the Company's stock-based payments is based on estimated fair values at the time of the grant.

The Company estimates the fair value of stock-based payment awards on the date of grant using an option pricing model. These option pricing models involve a number of assumptions, including the expected lives of stock options, the volatility of the public market price for the Company's common stock and interest rates. The Company is using the Black-Scholes option pricing model. Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that are ultimately expected to vest.

 Results of Operations

     Operating Expenses

Cost of Products and Services. Cost of products and services has historically consisted of personnel, facilities, lab, supplies, and other expenses. We expect no future cost of products and services until the Company has successfully completed a merger with an operating company.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist principally of salaries, benefits, stock-based compensation expense, and related costs for personnel in our executive, finance, accounting, information technology, and human resource functions. Other general and administrative expenses include professional fees for legal, consulting, and accounting services and an allocation of our facility costs.

Research and Development Expenses. Research and development expense historically consisted of costs associated with research activities as well as costs associated with our product development efforts. These expenses included external research and development expenses incurred pursuant to agreements with third party service organizations, technology access and licensing fees related to the use of proprietary third party technologies, employee expenses, including salaries, stock-based compensation expense, third party supplier expenses and facility costs. We expect our research and development expenses to decrease to $0 in the 2010 fiscal year due to the discontinuance of all scientific and drug discovery activities in the Spring of 2009.

Investment and Other Income. Investment and other income consist of interest and other income on our cash and short-term investments. Our short term investments typically consist of money market funds.

Financing Activities

We have incurred substantial losses since our inception. As of December 31, 2009, our accumulated deficit was approximately $6.4 million. Financial results for 2009 reflect a consolidated net loss from operations of $679,000 or ($0.06) per share. We expect to continue to incur net losses as we incur expenses related to seeking a business opportunity and our ongoing costs of being a public reporting company.  To date, we have funded our operations principally through the sale of our equity securities, government grants, sale of fish lines and debt financings. Because we have no revenues, we plan to use our current cash reserves, cash received on February 10, 2010, as well as advances from the Purchasers under the Discretionary Notes to fund our ongoing operating costs.

Our ability to continue as a going concern is dependent on our success at finding an acquisition candidate in a timely manner.  We believe our cash position at December 31, 2009, together with the proceeds received on February 10, 2010 and advances expected from the Purchasers under the Discretionary Notes, will allow us to fund operations through the merger of a target company into the Company.

The current financing environment in the United States is exceptionally challenging and we can provide no assurances that we could raise capital either to continue our operations or to finance an acquisition. The sale of our securities or the expectation that we will sell additional securities may have an adverse effect on the trading price of our common stock. Further, notwithstanding the Discretionary Notes, we cannot be certain that additional financing will be available when and as needed. If financing is available, it may be on terms that adversely affect the interests of our existing stockholders. If adequate financing is not available, we may need to reduce or eliminate our efforts to find an acquisition opportunity. These factors could significantly limit our ability to continue as a going concern and cause us to investigate other strategic options, including bankruptcy.

Fiscal Years Ended December 31, 2009 and December 31, 2008

     Revenue

Sales and revenue decreased from $351,000 to $40,000, from 2008 to 2009.  The decrease was the result of the Company’s decision to terminate its operations in April 2009.  Sales and revenue decreased from $636,000 to $351,000, or 45%, from 2007 to 2008. This decrease was primarily due to $438,000 less revenue from National Institute of Health grants in 2008 compared to 2007.  Sales related to products and services increased from $198,000 to $351,000, or 77%, from 2007 to 2008. This increase was primarily due to an increase in fish lines by $227,000, or 273% in 2008 compared to 2007 due to higher unit shipments and was partially offset by a decrease in contract services of $95,000, or 86%, in 2008 compared to 2007.

     Operating Expenses

Operating expenses decreased from $3.9 million to $1.1 million from 2008 to 2009.  This decrease was the result of the Company’s decision to terminate its operations in April 2009. Operating expenses increased from $1.8 million to $3.9 million from 2007 to 2008. This increase was primarily due to increases in selling, general and administrative expenses and research and development expenses, partially offset by a decrease in grant expense as described more fully below.

The cost of products and services and grant expense were $0 in 2009, due to the Company’s decision to terminate its operations in April 2009.

The cost of products and services decreased from $1.0 million in 2007 to $979,000 for 2008, due to decreased salaries resulting from decreased headcount and discontinuing of reagent fish sales, reduced contract services and transfer of lab staff to drug discovery.

Grant expense decreased from $438,000 in 2007 to $0 in 2008, due to the expiration of the National Institute of Health grant in August 2007. We did not seek or receive grant funding in 2008.

Selling, general and administrative expense decreased from $2.2 million in 2008 to $836,000 in 2009, due to the Company’s decision to terminate its operations. Selling, general and administrative expense increased from $345,000 in 2007 to $2.2 million in 2008, primarily due to the absence of grant subsidies, additional headcount and stock compensation expense.

Research and development expense decreased from $756,000 in 2008 to $176,000 in 2009, also related to the decision to terminate operations.  Research and development expense increased from $17,000 in 2007 to $756,000 in 2008, primarily due to increased head count and payroll expense as we commenced our drug discovery program.

     Income Taxes

No income tax provision is recorded for 2009 or 2008, due to net operating losses and a full valuation allowance preventing the recognition of deferred tax benefits.

Liquidity and Capital Resources

     Cash Flows from Operating Activities

The $878,000 of cash used by operations in 2009 represented a $2.1 million decrease in cash used from the $3.0 million of cash used in operations in 2008. In 2009, we recorded a net cash outflow of $679,000 from our loss from operations, net of non-cash adjustments as follows: (1) ($369,000) from a gain on sale of property and equipment; (2) $49,000 from asset impairment; (3) $55,000 from depreciation; (4) $11,000 from stock based compensation; (5) $101,000 from stock warrant expense; (6) $29,000 from issuance of stock for licensing and services and (7) $37,000 from certain shareholders to settle specific expenses.  These adjustments were further offset by the change in operating assets and liabilities of ($112,000). The $3.0 million of cash used by operations in 2008 was determined as follows: a net cash outflow of $3.5 million from loss from operations, net of non-cash adjustments as follows: (1) $141,000 from depreciation; $171,000 from stock based compensation and $319,000 from the issuance of stock for licensing and services.  These adjustments were further offset by the change in operating assets and liabilities of ($98,000).

     Cash Flows from Investing Activities

We sold substantially all of our assets in the second quarter of 2009, after the decision was made to cease operations, generating proceeds of approximately $460,000. We had capital expenditures in 2008 of $234,000, primarily for lab equipment, computers and computing infrastructure to increase capacity.

We do not anticipate any significant capital expenditures in 2010.

     Cash Flows from Financing Activities

We had no net cash used in or provided by financing activities during the year ended December 31, 2009. We generated $40,000 of cash from financing activities during the year ended December 31, 2008 compared to $4.3 million in cash from financing activities in the year ended December 31, 2007. The change was attributable to $4.4 million net, received in the issuance of common stock in 2007.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing as a public company and/or the payment of expenses associated with legal fees, accounting fees and reviewing or investigating any potential business ventures, which may be advanced by management or principal stockholders as loans to us. On February 10, 2010, the Company executed Discretionary Advance Secured Promissory Notes in favor of each Purchaser (the “Discretionary Notes”), who may make advances to the Company from time to time. The amounts due under the Discretionary Notes, if any, will accrue interest at an annual rate of 5% and be due on the earlier to occur of a business combination between the Company and an operating business and February 10, 2013, or upon the Company’s insolvency or a material breach of the Stock Purchase Agreement. The Discretionary Notes are secured by all of the Company’s assets. We believe the cash flows from our planned financing activities will be sufficient to meet our limited needs during the next twelve months. However, the Purchasers are not obligated to make advances under the Discretionary Notes. If we require cash in addition to the amount currently on hand, there is no guarantee we will be able to obtain an adequate amount pursuant to the Discretionary Notes, and there is no guarantee we will be able to obtain alternative financing on favorable terms, if at all.

Off Balance Sheet Arrangements

As of December 31, 2009, we did not have any off balance sheet arrangements.

ITEM 7A.       QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8.           FINANCAIL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm

F-3	Balance Sheets as of December 31, 2009 and 2008

F-4	Statements of Operations for the years Ended December 31, 2009 and 2008 and the period from September 13, 2001 (Inception) to December 31, 2009

F-5	Statement of Stockholders' Equity for the period from September 13, 2001 (Inception) to December 31, 2009

F-6	Statements of Cash Flows for the years ended December 31, 2009 and 2008 and the period from September 13, 2001 (Inception) to December 31, 2009

F-7	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED
 PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Znomics, Inc.
Minneapolis, Minnesota

We have audited the accompanying balance sheets of Znomics, Inc. (a development stage enterprise) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2009 and 2008, and for the period from September 13, 2001 (inception) through December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Znomics, Inc. (a development stage enterprise) as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008, and for the period from September 13, 2001 (inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company had net losses for the years ended December 31, 2009 and 2008 and had an accumulated deficit at December 31, 2009.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Edina, Minnesota
March 26, 2010

ZNOMICS, INC.
 (A Development Stage Enterprise)

Balance Sheets (in thousands except per share data)
 December 31

	2009	2008
Assets
Current assets:
Cash and cash equivalents	$51	$469
Accounts receivable, net	–	43
Prepaid and other expenses	58	160

Total current assets	109	672

Property and equipment, net of accumulated depreciation	4	411
Total assets	$113	$1,083

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$16	$237
Accrued liabilities	68	64
Deferred revenue	–	252

Total current liabilities	84	553
Total liabilities	84	553

Stockholders' equity:
Common stock, $0.001 par value, 90,000,000 shares authorized 11,695,060 and
11,370,060 shares issued and outstanding at December 31, 2009 and 2008,
respectively	12	11
Additional paid-in capital	6,412	6,235
Deficit accumulated during the development stage	(6,395)	(5,716)

Total stockholders' equity	29	530
Total liabilities and stockholders' equity	$113	$1,083

The accompanying notes are an integral part of these financial statements.

ZNOMICS, INC.
 (A Development Stage Enterprise)

Statements of Operations (in thousands except per share data)
 For the Years Ended December 31, 2009 and 2008
 and the Period from September 13, 2001 (Date of Inception) to December 31, 2009

			September 13,
	Year Ended	Year Ended	2001(Inception)
	December 31,	December 31,	to December 31,
	2009	2008	2009
Sales related to products and services	$40	$351	$1,015
Grant revenue	–	–	2,006
Total sales and revenue	40	351	3,021
Operating expenses:
Cost of products and services	–	979	2,434
Grant expense	–	–	2,006
Selling, general and administrative	836	2,208	3,588
Asset impairment	49	–	49
Research and development	176	756	1,702
Total operating expenses	1,061	3,943	9,779
Loss from operations	(1,021)	(3,592)	(6,758)
Other income (expense):
Gain from sale of assets related to discontinued operations	369	–	369
Investment income	1	64	112
Interest expense	(28)	(1)	(81)
Other expense, net	–	(3)	(37)
Total other income (expense)	342	60	363
Loss before income taxes	(679)	(3,532)	(6,395)
Income taxes	–	–	–
Net loss	$(679)	$(3,532)	$(6,395)

Net Loss per share - Basic and diluted	$(.06)	$(0.32)
Weighted average common shares outstanding:
Basic and diluted	11,599,717	11,112,498

The accompanying notes are an integral part of these financial statements.

ZNOMICS, INC.
 (A Development Stage Enterprise)

Statement of Stockholders' Equity (in thousands)
 For the Period from September 13, 2001 (Date of Inception) to December 31, 2009

								Deficit
								accumulated
	Series A convertible		Series B convertible				Additional	during
	preferred stock		preferred stock		Common stock		paid-in	development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	stage	Total

Balance at September 13, 2001		$–		$–		$–	$–	$–	$–
Issuance of common stock to founders - September 13, 2001					1,500	15			15
Issuance of Series A convertible preferred stock - January 30, 2002	657	7					650		657
Issuance of Series B convertible preferred stock - April 13, 2005			127	1			253		254
Contribution of laboratory equipment							23		23
Net loss from September 13, 2001 to December 31, 2005								(863)	(863)
Balance at December 31, 2005	657	7	127	1	1,500	15	926	(863)	86
Net loss								(129)	(129)
Balance at December 31, 2006	657	7	127	1	1,500	15	926	(992)	(43)
Cancellation of preferred and common stock on merger	(657)	(7)	(127)	(1)	(1,500)	(15)			(23)
Issuance of common stock on merger					11,073	11	4,198		4,209
Issuance of stock warrants							207		207
Stock option compensation							294		294
Net loss								(1,192)	(1,192)
Balance at December 31, 2007	–	–	–	–	11,073	11	5,625	(2,184)	3,452
Issuance of common stock					297	–	439		439
Stock option compensation							171		171
Net loss								(3,532)	(3,532)
Balance at December 31, 2008	–	–	–	–	11,370	11	6,235	(5,716)	530
Issuance of common stock					325	1	28		29
Stock option and warrant compensation							112		112
Contribution by certain shareholders to settle specific expenses							37		37
Net loss								(679)	(679)
Balance at December 31, 2009	–	$–	–	$–	11,695	$12	$6,412	$(6,395)	$29

The accompanying notes are an integral part of these financial statements.

ZNOMICS, INC .
 (A Development Stage Enterprise)

Statements of Cash Flows (in thousands)
 For the Years Ended December 31, 2009 and 2008
 and the Period from September 13, 2001 (Date of Inception) to December 31, 2009

			September 13, 2001
	Year Ended	Year Ended	(Inception) to
	December 31,	December 31,	December 31,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(679)	$(3,532)	$(6,395)
Adjustments to reconcile net loss to net cash from operations:
(Gain) loss on sale of property and equipment	(369)	3	(366)
Asset impairment	49	–	49
Depreciation and amortization	55	141	465
Stock-based compensation charges	11	171	476
Stock warrant expense	101	–	138
Issuance of stock for licensing and services	29	319	414
Non-cash contribution by certain shareholders to settle specific expenses	37	–	37
Changes in operating assets and liabilities:
Accounts receivable	43	63	–
Prepaid and other expenses	102	(16)	13
Accounts payable	(221)	83	16
Accrued liabilities	4	34	68
Deferred revenue	(40)	(262)	212
Net cash used by operating activities	(878)	(2,996)	(4,873)

Cash flows from investing activities:
Capital expenditures expenditures	–	(234)	(884)
Proceeds from sale of equipment	460	–	542
Net cash (used) provided by investing activities	460	(234)	(342)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	–	50	4,406
Proceeds from issuance of preferred stock	–	–	860
Proceeds from issuance of debt	225	–	865
Principal payments, capital leases and notes payable	(225)	(10)	(865)
Net cash provided by financing activities	–	40	5,266
Net (decrease) increase in cash and cash equivalents	(418)	(3,190)	51
Cash at beginning of period	469	3,659	–
Cash at end of period	$51	$469	$51

Supplemental disclosures:
Cash paid for interest	$28	$1	$58
Issuance of common stock for prepaid consulting fees	$–	$70	$70
Sale of ZeneMark library copy as offset to deferred revenue	$212	–	$212

The accompanying notes are an integral part of these financial statements.

ZNOMICS, INC.
 (A Development Stage Company)

Notes to Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation

Znomics Inc. ("the Company") was engaged in the business of drug discovery with a cutting-edge biotechnology platform that leveraged medicinal chemistry with the unique attributes of the zebrafish.  In April 2009, the Company terminated its operations.

The Company has now focused its efforts on seeking a business opportunity. The Company will attempt to locate and negotiate with a business entity for the merger of that target company into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company will provide a method for a private company to become a reporting (“Public”) company whose securities are qualified for trading in the United States secondary market.

As a development stage enterprise, the Company has not yet generated significant revenue.  Accordingly, the Company is considered to be in the development stage as of December 31, 2009.

As required for development stage companies, cumulative statements of operations and cash flows from September 13, 2001 (date of inception) through December 31, 2009 have been presented along with the statements of operations and cash flows for the years ended December 31, 2009 and 2008.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make certain estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  We update these estimates, assumptions and judgments as appropriate, which in most cases is at least quarterly.  We use our technical accounting knowledge, cumulative business experience, judgment and other factors in the selection and application of our accounting policies.  While we believe the estimates, assumptions and judgments we use in preparing our financial statements are appropriate, they are subject to factors and uncertainties regarding their outcome and therefore, actual results may materially differ from these estimates.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, money market funds, trade receivables, prepaid expenses, payables and accrued expenses. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The Company considers the carrying values of its financial instruments in the financial statements to approximate fair value due to their short-term nature.

Cash Equivalents

The Company considers all highly liquid debt and other instruments purchased with an original maturity of three months or less to be cash equivalents. These investments include money market funds. At December 31, 2009 and 2008, the Company's cash equivalents held in a money market fund at US Bank were $1,000 and $400,000, respectively.

Revenue Recognition

The Company had derived revenues from the sales of reagent mutant fish, collaborations with pharmaceutical companies and research grants. We discontinued sales of reagent mutant fish lines to researchers in December 2008. Our markets during 2008 and 2007 included educational research institutions, pharmaceutical companies and research grant sponsors. Sales and distribution were executed via internal marketing and sales efforts.

Revenues were realized and earned from collaborations when all of the following criteria were met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the Company's price to the buyer is fixed; and (iv) collectability is reasonably assured.

Revenues from the sale of reagent mutant fish were recognized when title passed to the customer or significant attempts had been made to obtain a reagent mutant fish line. Customers initially paid for one-half the order up-front. Deferred revenue was recorded upon receipt of the cash until the title passed to the customer or significant attempts had been made to obtain a reagent mutant fish line.

Customers were allowed to return reagent mutant fish only for warranty reasons within seven days of shipment. If we were unable to replace a reagent mutant fish line returned under warranty, a credit for a warranty return was issued.

Revenues from grant sponsors were recognized when earned according to the contract. Grant expenses were identified and classified to each specific grant and recorded when incurred.

Accounts Receivable

Receivables were carried at their estimated collectible amounts. Accounts were periodically evaluated for collectability based on past credit history with customers and their current financial condition and were written off when deemed to be uncollectible. An allowance for doubtful accounts was recorded when management determined the collection was unlikely.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant, equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined by reference to market prices or through discounted cash flow analysis, depending on the asset.  After selling substantially all of the Company’s fixed assets, an impairment loss was recorded totaling $49,000 for the year ended December 31, 2009.

       Research and Development

Research and development costs were charged to expense as incurred.

Income Taxes

Income taxes are provided for using the liability method of accounting. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

We account for income taxes pursuant to Financial Accounting Standards Board guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. We believe our income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties have been recorded at December 31, 2009 and 2008.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company has three open years of tax returns subject to examination.

Stock-Based Compensation and Warrants

The Company recognizes the cost of stock-based compensation plans and awards in operations on a straight-line basis over the respective vesting period of the awards.  The Company measures and recognizes of compensation expense for all stock-based payment awards made to employees and directors. The compensation expense for the Company's stock-based payments is based on estimated fair values at the time of the grant.

The Company estimates the fair value of stock-based payment awards on the date of grant using an option pricing model. These option pricing models involve a number of assumptions, including the expected lives of stock options, the volatility of the public market price for the Company's common stock and interest rates. The Company is using the Black-Scholes option pricing model. Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that are ultimately expected to vest.

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

For the years ended December 31, 2009 and 2008, options, share based payments and warrants exercisable representing convertible securities were excluded from the calculation of the diluted net loss per share as their effect would have been anti-dilutive.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance codifying generally accepted accounting principles in the United States (“GAAP”).  While the guidance was not intended to change GAAP, it did change the way the Company references these accounting principles in the Notes to the Financial Statements.  This guidance was effective for interim and annual reporting periods ending after September 15, 2009.  The Company’s adoption of this authoritative guidance as of September 30, 2009 changed how it references GAAP in its disclosures.

In October 2009, the FASB issued guidance on the accounting for multiple-deliverable revenue arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable; eliminates the residual method of allocation and requires arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method; and requires a vendor to determine its best estimate of selling price in a manner consistent with that used to determine the selling price of the deliverable on a stand-alone basis. This guidance also expands the required disclosures related to a vendor’s multiple-deliverable revenue arrangements. The guidance is effective beginning June 15, 2010 with early adoption permitted. The Company does not believe the adoption of this standard will have a material impact on its results of operations, financial condition, cash flows, or disclosures.

In December 2009, the FASB issued guidance on the qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. This guidance is effective for annual reporting periods beginning after November 15, 2009. The Company does not expect the adoption of Accounting Standards Update (“ASU”) 2009-17 to have a material impact on its financial statements.

In January 2010, the FASB issued Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. This guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

NOTE 2. GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited financial resources and its operations during the development stage have been unprofitable. These factors raise substantial doubt about its ability to continue as a going concern. Management plans to rely on loans from certain of its officers, directors and shareholders to fund its ongoing obligations, however, there is no guarantee that the Company will be able to obtain an adequate amount of funding. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. SALE OF ASSETS

On January 5, 2009, the Company and the President and Fellows of Harvard College (“Harvard”) entered into a Biological Material Agreement pursuant to which frozen zebrafish sperm samples and copies of the Company’s ZeneMark library and genetic databases (together, the “Materials”), were transferred to Harvard. Dr. Alex Schier, is the principal investigator at Harvard for the project related to the Materials (the “Recipient Scientist”). The Recipient Scientist was a scientific advisor to the Company, and in exchange for services provided to the Company in 2008, he received $10,000. The agreement grants Harvard a non-exclusive right, title and interest in the Materials for the limited purpose of its, or the Recipient Scientist’s, research programs and precludes Harvard and the Recipient Scientist from providing the Materials to a for-profit entity for commercial use. The agreement provided for total consideration of $242,000 comprised of, among other things, (i) an aggregate of $30,000 in cash, payable by the Recipient Scientist to the Company, and (ii) Harvard’s forfeiture of any rights, refunds and/or credits owed to it by the Company under the terms of 2006 biological material transfer and collaborative research agreement, which was terminated effective January 5, 2009. The 2006 biological material transfer agreement had remaining deferred revenue totaling $212,000 on the termination date. As a result of such agreement, the Company recognized $212,000 in deferred revenue and received $30,000 in cash. In addition, Harvard granted the Company, until December 15, 2011 (i) a paid-up, royalty free, worldwide, non-exclusive license to use any invention by the Recipient

Scientist using the Materials for internal research purposes and (ii) an exclusive option to negotiate, subject to certain limitations and restrictions set forth in the Agreement, a royalty-bearing, exclusive, worldwide license under Harvard’s rights and interests in any invention derived from the Materials.

On May 1, 2009, after obtaining shareholder approval, the Company sold its remaining copy of its ZeneMark® library of mutant fish reagents and all related support equipment, materials, customer lists, and commercial rights to Vanderbilt University Medical Center, which represents substantially all of the Company’s assets, for $300,000. As a result of the sale of the ZeneMark® library, the Company ceased to have an operating business. Payment from Vanderbilt was received on May 12, 2009.

In addition, the Company sold microscopes, balances, spectrophotometers and other lab and computer equipment to various purchasers for $130,000 during the nine months ended September 30, 2009.

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following, in thousands:

	December 31
	2009	2008
Receivable for fish lines	$–	$52
Receivable - Harvard	–	3
Other	–	5
		60
Less allowance for doubtful accounts	–	(17)
	$–	$43

NOTE 5. PREPAIDS AND OTHER EXPENSES

Prepaids and other expenses consist of the following, in thousands:

	December 31
	2009	2008
Investor relations expenses	$–	$71
Various insurance policies	58	47
Other expenses	–	42
	$58	$160

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following, in thousands:

	December 31,
	Useful Lives	2009	2008
Compound Library	3 years	$–	$17
Office equipment	2-3 years	8	135
Laboratory equipment	3-5 years	–	526
Donated laboratory equipment	2-5 years	–	23
Equipment under capital leases	5 years	–	40
		8	741
Less accumulated depreciation		(4)	(347)
License Agreement	5 years	–	20
Less accumulated Amortization		–	(3)
Property and equipment, net		$4	$411

Depreciation expense was $55,000 and $138,000 for the years ended December 31, 2009 and 2008, respectively.  For 2009, the $55,000 of depreciation expense was recorded in the statement of operations to selling, general and administration expense.  For 2008, the $138,000 in depreciation expense was classified in the statement of operations as $45,000 to selling, general and administrative expense, $71,000 to cost of products and services expense and $22,000 to research and development expense.

Amortization expense was $0 and $3,000 for the years ended December 31, 2009 and 2008, respectively. For 2008, the $3,000 in amortization expense was classified as research and development expense.

NOTE 7. ACCRUED LIABILITIES

Accrued liabilities consist of the following, in thousands:

	December 31
	2009	2008
Payroll liabilities	$11	$33
Vacation	–	31
Rent – disputed	27	–
Cascade Settlement	25	–
Other	5	–
	$68	$64

NOTE 8. DEFERRED REVENUE

In 2006, the Company entered into a contract agreement to provide 1,000 fish line products to Harvard College for a total of $450,000. One-half, or $225,000, was received, including a nonrefundable portion of $50,000, by the Company in 2006. No deliveries were made to Harvard until 2007 and the remainder in deferred revenue at December 31, 2008 was $212,000. In November 2008, Harvard College notified the Company they wished to cancel the contract. In 2009, the Company and Harvard College entered into an agreement whereby the Company would deliver a copy of the ZeneMark® library to Harvard College in exchange for $212,000 in deferred revenue and $30,000 in cash.

The Company required at least a 50% cash deposit on its other sales orders of fish line products to all other customers. These cash deposits were recorded as deferred revenue and subsequently recognized as current revenue as delivery of the orders were made. Cash deposits on undelivered fish line product orders recorded as deferred revenue at December 31, 2008 totaled $40,000. In December 2008, the Company discontinued sales of fish lines. The Company recognized the remaining $40,000 balance in the second quarter of 2009 after the revenue recognition process was completed.

NOTE 9. BANK LINE OF CREDIT

The Company had a $250,000 bank line of credit available from US Bank, which expired August 21, 2008. The line of credit interest rate was prime plus 1%. The line of credit was personally guaranteed by three of the Company's directors. There was no balance outstanding on the line of credit at December 31, 2008.

NOTE 10. LONG TERM DEBT

As of December 31, 2009, the Company had no outstanding long term debt.  In 2007, the Company had a loan from Washington Mutual Bank which was repaid in October 2008.

In connection with the Company’s decision to cease operations, on April 7, 2009, the Company repaid an aggregate of $234,000 in principal and interest to the holders of its senior secured promissory notes issued in March 2009, the issuance of which were intended to serve as bridge financing until the consummation of a more permanent financing, which never materialized.

On May 12, 2009, the Company repaid $76,000 in principal and interest to the holder of a subordinated secured promissory note issued in March 2009. This note was issued in satisfaction of an outstanding vendor accounts payable in connection with legal services.

NOTE 11. OPERATING LEASE

The Company leased office and laboratory facilities under an operating lease. Rent expense for the years ended December 31, 2009 and 2008 was $29,000 and $128,000, respectively.  The lease was terminated in February 2010.

NOTE 12. STOCKHOLDERS' EQUITY

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

Issuances During 2009

In connection with a debt financing in March 2009, on April 9, 2009, the Company issued 300,000 shares of its common stock to the senior secured lenders.  The stock had a value of $18,000 on the date of issue.  The Company repaid the debt in April 2009.

As consideration for services rendered, the Company issued 25,000 shares of its common stock to an investor relations firm.  The stock had a value of $11,000 on the date of the agreement, November 5, 2008.  The shares were issued on July 23, 2009.

Issuances During 2008

The Company entered into contracts with two investor relations firms in August and September 2008, respectively.  The Company issued 105,000 shares of its common stock to each firm in exchange for their services. The stock had a value of $378,000 on the date of issue.

On October 12, 2008, the Company issued and sold 62,500 shares of company common stock at $0.80 per share to certain of its directors and officers for an aggregate purchase price of $50,000. The proceeds of such transaction were used to fund operations.

On November 5, 2008, the Company entered into an agreement with a third investor relations firm pursuant to which the Company agreed to (i) issue 25,000 shares of its common stock upon execution of the agreement and an additional 25,000 shares on January 29, 2009 (actually issued in July 2009).  On the date that such agreement was executed, the last sale price per share of the Company’s common stock on the OTCBB was $0.45, making the fair market value of each issuance, $11,000.

NOTE 13. STOCK OPTIONS AND WARRANTS

          Stock Options

The Company has a Stock Incentive Plan to promote the Company's long-term growth and profitability by awarding incentives to employees, officers, directors and consultants. The plan permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards or other stock-based awards. The Board of Directors has authorized up to 2,193,258 shares to be issued under the stock option plan. To date, grants have consisted primarily of incentive stock options (ISOs) and non-employees have received non-qualified options.

The options expire on the last business day prior to the tenth anniversary of the grant award date, currently 2012 to 2018, unless fully exercised or terminated earlier. The options primarily vest and become exercisable either; 25% on the award date and 25% ratably thereafter, or, vest ratably commencing one year from the award date. The options vest over periods ranging from immediately to five years.

          Stock Warrants

The Company has warrants outstanding which are exercisable into common stock.

On February 10, 2010, the Company cancelled warrants to purchase an aggregate of 237,495 shares of Company common stock at $1.50 per share, which warrants were issued in connection with the Company’s November 5, 2007 reverse merger and held by two warrant holders. In exchange for canceling the warrants, the Company issued an aggregate of 4,950 shares of Common Stock to the two warrant holders.

Also on February 10, 2010, four of the Company’s current and former officers agreed to amend warrants to purchase an aggregate of 1,441,780 shares of Company common stock at $0.03 per share, which warrants were issued in May 2009 (the “2009 Warrants”). In exchange for aggregate cash consideration of $1,100, the warrant holders agreed to relinquish their right, upon any subsequent sale of equity by the Company at a price per share lower than the exercise price, to receive a reduction in the exercise price for the warrant and additional warrant shares. The Company also executed identical warrant agreement amendments for warrants to purchase an aggregate of 244,730 shares of common stock issued to two former employees in May 2009.

Stock warrant expense was $101,000 in 2009 and $0 in 2008.

The following schedules present stock options and warrants awarded and unexercised for the years ended December 31, 2009 and 2008:

				Aggregate
	Number of		Exercise Price	Intrinsic
	Options	Warrants	per Share	Value
Outstanding at December 31, 2007	882,948	293,626	$.82 – 2.80
Granted	971,238	–	.92 - 2.75
Exercised	–	–
Expired	–	(56,131)	.82
Forfeited	(58,565)	–	2.00-2.75

Outstanding at December 31, 2008	1,795,621	237,495	0.92 – 2.80
Granted	–	1,686,510	.03
Exercised	–	–
Expired	–	–

Forfeited	(1,685,121)	–	0.92-2.75

Outstanding at December 31, 2009	110,500	1,924,005	$.03-2.80	$0.00

Exercisable at end of year	98,558	1,789,425	$0.03-2.80

The following table summarizes information about stock options outstanding as of December 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
Range of		Remaining	Average		Remaining	Average
Exercise Prices	Number	Contractual Life (Years)	Exercise Price	Number	Contractual Life (Years)	Exercisable Price
$1.00 - $2.80	110,500	6.8	$2.28	98,558	6.7	$2.26

The following table summarizes the average estimates the Company used in the Black-Scholes option-pricing model during 2009 and 2008 to determine the fair value of employee stock options granted during the year:

	2009	2008
Risk free interest rate	–	3.2%
Expected life in years	–	6.46
Expected dividend yield	–	0.0%
Expected volatility	–	69.7%
Estimated annualized forfeiture rate	–	0.0%

The Company determines its risk-free rate assumption based upon the U.S. Treasury yield for obligations with contractual lives similar to the expected lives of the Company's option grants. The expected life represents the weighted average period the options are expected to remain outstanding, based upon historical experience. The dividend yield assumption is based on the Company's historical and anticipated dividend distributions. The expected volatility is based upon a blend of the historical stock price volatility of public companies with a similar business. Forfeitures are estimated based upon historical experience. Based upon these assumptions, the Company has estimated the per share weighted-average grant fair value of its options granted during 2008 at $1.31.  There were no stock options granted in 2009.

The table below summarizes the stock-based compensation expense, in thousands:

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008
Cost of sales and services	$–	$37
General and administrative	11	134
Total stock-based compensation expense included in loss from operations	$11	$171

No stock options or warrants have been exercised to date.

There remains approximately $10,000 of total unrecognized stock option compensation expense, which is expected to be recognized over future periods, approximately 3 years.

NOTE 14. INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal rate to pretax income as a result of the following differences, in thousands:

	December 31
	2009	2008
Tax benefit computed at the federal statutory rate of 34%	$(231)	$(1,201)
State income tax benefit, net of federal benefit	(39)	(230)
Stock-based compensation	37	44
Permanent differences and other	52	32
Change in valuation allowance	181	1,355
Income tax provision	$–	$–

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Significant components of the deferred tax assets are as follows, in thousands:

	December 31
	2009	2008
Deferred tax assets:
Accrued expenses and other	$36	$161
Fixed assets	26	–
Net operating loss carryforwards	2,186	1,929
Valuation allowance	(2,248)	(2,067)
Total deferred tax assets, net of valuation allowance	–	23

Deferred tax liabilities:
Fixed assets	–	23
Net deferred tax assets (liabilities)	$–	$–

A valuation allowance of $2,248,000 and $2,067,000 at December 31, 2009 and 2008, respectively, has been recorded to offset net deferred tax assets as the Company is unable to conclude that it is more likely than not that such deferred tax assets will be realized.

At December 31, 2009, the Company has federal, state, and local net operating loss carryforwards of approximately $5.5 million, $5.5 million and $4.8 million, respectively, which begin to expire in 2021, 2016, and 2012, respectively.

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

At December 31, 2009, the Company has no unrecognized tax benefits or associated interest and penalties.  The Company does not expect any significant increases or decreases in its unrecognized tax benefits within the next twelve months of this reporting date.

The Company is subject to U.S. Federal and Oregon state income taxes.  The Company is no longer subject to U.S. Federal or Oregon income tax examinations for years before 2006.  However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward amount.

The Company is not currently under Internal Revenue Service ("IRS") or Oregon tax examinations.

NOTE 15. EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the years ended December 31, 2009 and 2008:

	2009	2008
Basic earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(679,000)	$(3,532,000)
Weighted average of common shares outstanding	11,599,717	11,112,498
Basic net earnings (loss) per share	$(0.06)	$(0.32)

Diluted earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(679,000)	$(3,532,000)
Weighted average of common shares outstanding	11,599,717	11,112,498
Stock Options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares
Outstanding	11,599,717	11,112,498
Diluted net income (loss) per share	$(0.06)	$(0.32)

(1)
At December 31, 2009, there were common stock equivalents attributable to outstanding stock options of 110,500 common shares and 1,795,621 common shares at December 31, 2008. The stock options are anti-dilutive at December 31, 2009 and 2008 and therefore have been excluded from diluted earnings per share.

(2)
At December 31, 2009, there were common stock equivalents attributable to warrants of 1,924,005 common shares and 237,495 common shares at December 31, 2008. The warrants expire ranging from five to ten years from their 2007 and 2009 dates of issuance and have an exercise price ranging from $0.03 to $1.50 per share. The warrants are anti-dilutive for the years-ended December 31, 2009 and 2008 and therefore have been excluded from diluted earnings per share.

NOTE 16. SUBSEQUENT EVENTS

On February 10, 2010, the Company cancelled warrants to purchase an aggregate of 237,495 shares of Company common stock at $1.50 per share, which warrants were issued in connection with the Company’s November 5, 2007 reverse merger and held by two warrant holders. In exchange for cancelling the warrants, the Company issued an aggregate of 4,950 shares of common stock to the two warrant holders.

Also February 10, 2010, four of the Company’s current and former officers agreed to amend warrants to purchase an aggregate of 1,441,780 shares of Company common stock at $0.03 per share, which warrants were issued in May 2009 (the “2009 Warrants”). In exchange for aggregate cash consideration of $1,100, the warrant holders agreed to relinquish their right, upon any subsequent sale of equity by the Company at a price per share lower than the exercise price, to receive a reduction in the exercise price for the warrant and additional warrant shares. The Company also executed identical warrant agreement amendments for warrants to purchase an aggregate of 244,730 shares of common stock issued to two former employees in May 2009.

The Company terminated its agreements and relationships with Cascade Summit, LLC, its managing member, David N. Baker, and their affiliates (collectively, “Cascade”), pursuant to a Letter Agreement effective January 4, 2010 (the “Cascade Letter Agreement”). The terminated agreements include but are not limited to an Advisory Agreement dated April 29, 2009 and a Consulting Agreement dated April 18, 2008. Under the Cascade Letter Agreement, Cascade released all claims that it may have against the Company in exchange for the Company’s payment of $25,000 to Mr. Baker. In addition, certain Company stockholders (not including any of the Purchasers) agreed to transfer an aggregate of 300,000 shares of Company common stock to Cascade, to make an aggregate cash payment of $15,000 to Mr. Baker and to make an aggregate cash payment of $10,000 to Mr. Baker promptly following the conclusion of the reverse merger or other transaction that effects a transition of the Company into an operating company, or June 30, 2011, whichever occurs first.  The Company has recorded its $25,000 obligation as a liability at December 31, 2009 and the stockholders obligation of $37,000 (stock was valued at $12,000) as a contribution to capital.

On February 10, 2010, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with nine individuals and entities (the “Purchasers”). Pursuant to the Stock Purchase Agreement, on February 10, 2010, the Company issued 40,811,886 shares of common stock (the “Shares”) for total consideration of $125,000 (the “Purchase Price”), paid in cash upon issuance of the Shares. Certain of the Purchasers have been elected as directors and officers of the Company. The Stock Purchase Agreement and related transactions were approved by the Company’s Board of Directors and stockholders who owned a majority of the outstanding shares of Company common stock prior to the issuance of the Shares.

In connection with the Stock Purchase Agreement, the Company and the Purchasers entered into a Registration Rights Agreement dated February 10, 2010 (the “Registration Rights Agreement”). The Registration Rights Agreement gives the Purchasers certain demand and piggyback registration rights.

Also on February 10, 2010, the Company executed Discretionary Advance Secured Promissory Notes in favor of each Purchaser (the “Discretionary Notes”), who may make advances to the Company from time to time. The amounts due under the Discretionary Notes, if any, will accrue interest at an annual rate of 5% and be due on the earlier to occur of a business combination between the Company and an operating business and February 10, 2013, or upon the Company’s insolvency or a material breach of the Stock Purchase Agreement. The Discretionary Notes are secured by all of the Company’s assets.

The Company has retained Cherry Tree & Associates, LLC (“Cherry Tree & Associates”) as its exclusive financial advisor for the purpose of identifying an acquisition or business combination with an operating business, pursuant to an Engagement Agreement dated February 10, 2010 (the “Engagement Agreement”). Cherry Tree & Associates is an investment banking firm located in Minneapolis, Minnesota that is affiliated with certain of the Purchasers. Specifically, Tony J. Christianson and Gordon F. Stofer, who each directly and indirectly beneficially own 35.2% of the Company’s fully diluted capital stock following the issuance of Shares and who have been elected as directors and as Chairman and Chief Executive Officer, respectively, together own 100% of the equity of Cherry Tree & Associates. David G. Latzke, who beneficially owns 3.8% of the Company’s fully diluted capital stock following the issuance of Shares and has been appointed as Chief Financial Officer of the Company, is an employee of Cherry Tree & Associates and certain affiliated entities. The Company will pay Cherry Tree & Associates a completion fee of 1% of the consideration it obtains in any transaction that is contemplated by the Engagement Agreement. The Engagement Agreement expires on the earlier of February 10, 2013 or termination by either party, provided that Cherry Tree & Associates remains entitled to a completion fee under certain circumstances if the Company consummates a contemplated transaction within twelve months after termination of the Engagement Agreement.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                        FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.       CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of December 31, 2009, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded, as discussed below, that a material weakness existed in our internal control over financial reporting as of December 31, 2009 and as a result, our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(f) of the Exchange Act. We have designed our internal controls to provide reasonable, but not absolute, assurance that our financial statements are prepared in accordance with U.S. GAAP. We assess the effectiveness of our internal controls based on the criteria set forth in the Internal Control — Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. In performing the assessment, our management identified a material weakness in internal control over financial reporting as of December 31, 2009.  Specifically, a lack of segregation of duties in the financial reporting process. Additionally, as of December 31, 2008, management had determined that the control over determining the fair market value of stock options valued in the option pricing model used for accounting for stock compensation expense was not effective to ensure that stock compensation expense was calculated appropriately.

Due to these material weaknesses, management has concluded that our internal control over financial reporting was not effective as of December 31, 2009 and 2008.  However, management believes, at this time the costs of remediation outweigh the benefits given the limited operations of the Company. Notwithstanding the material weaknesses that existed as of December 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America ("GAAP").

Changes in Internal Controls

The company expects to fully address any material weaknesses in internal control at the time an acquisition or merger is executed.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Attestation Report

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.       OTHER INFORMATION.

All information required to be reported in a report on Form 8-K during the fourth quarter of the year covered by this report has been reported.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following information sets forth the names of our current directors and executive officers, their ages as of March 19, 2010 and their present positions.

Name	Age	Position Held with the Company
Tony J. Christianson	57	Chairman of the Board of Directors
Gordon F. Stofer	62	Director, Chief Executive Officer
David G. Latzke	50	Chief Financial Officer and Secretary
John K. Bergstrom	49	Director
Kerry D. Rea	51	Director

Set forth below is a brief description of the background and business experience of our significant employees, executive officers and directors.

Tony J. Christianson, 57, became a director of Znomics, Inc. on February 10, 2010.  Mr. Christianson co-founded the Cherry Tree family of companies, an affiliated group of investment banking, venture capital and asset management firms in Minneapolis (collectively, “Cherry Tree”), in 1981 and currently serves as the Chairman of Cherry Tree Companies, LLC. Affiliates of Cherry Tree Companies act as the general partner of Adam Smith Fund, LLC and Adam Smith Growth Partners, L.P.  Mr. Christianson also serves as a director of each of Dolan Media Company (NYSE:DM), an information services provider; Peoples Educational Holdings, Inc. (NASDAQ: PEDH), an educational materials publisher; AmeriPride Services, Inc., a provider of customized apparel for companies; Titan Machinery, Inc. (NASDAQ: TITN), a provider of new and used farm  and construction equipment and Arctic Cat, Inc. (NASDAQ:ACAT), a manufacturer of snowmobiles and related equipment.  Mr. Christianson also served as a director of Capella Education Company (NYSE: CPLA) from 1993 to 2006 and Fair Isaac Corporation (NYSE:FICO) from 1999 to 2009.  Mr. Christianson is a graduate of Saint John’s University in Collegeville, Minnesota, B.S., and Harvard Business School, M.B.A. Mr. Christianson offers invaluable insight in mergers and acquisitions, business and capital strategy, investor relations, and corporate governance through his experience managing Cherry Tree Companies and his service on the boards of a number of public companies.

Gordon F. Stofer, 62, became a director of Znomics, Inc. on February 10, 2010.  Mr. Stofer co-founded Cherry Tree in 1981 and currently serves as the Chief Executive Officer of Cherry Tree Companies, LLC. Mr. Stofer has also served as a director of Insignia Systems, Inc. (NASDAQ: ISIG), an in-store display provider, since February 1990. Mr. Stofer has been a director of numerous public and private companies over the past 30 years. Mr. Stofer is a graduate of Cornell University, B.S., and Harvard Business School, M.B.A. Mr. Stofer offers invaluable insight in mergers and acquisitions, operational management, investor relations and corporate governance through his experience managing Cherry Tree Companies and his service on the boards of a number of public companies.

David G. Latzke, 50, has served as Chief Financial Officer and Secretary of Znomics, Inc. since February 10, 2010.   Mr.

Latzke has been a Managing Director of Cherry Tree Companies, LLC since January 2007.  Prior to joining Cherry Tree, Mr. Latzke was the Senior Vice President, Chief Financial Officer and Secretary of SoftBrands, Inc., a publicly held software company, from August 2001 through June 2006.  Mr. Latzke joined Fourth Shift Corporation, a publicly held software company in 1993 and was its chief financial officer until it was acquired by AremisSoft, the former parent of SoftBrands, in April 2001. Mr. Latzke served as a Divisional CFO from April 2001 until August 2001. Prior to his tenure at Fourth Shift, Mr. Latzke was an eleven-year veteran of Arthur Andersen, in its audit and business advisory group. Mr. Latzke is a graduate of the University of Northern Iowa, B.A.

John C. Bergstrom, 49, became a director of Znomics, Inc. on February 10, 2010.  Mr. Bergstrom has served as a partner with RiverPoint Investments, a St. Paul, Minnesota-based business and financial advisory firm, since June 1995. Mr. Bergstrom is also a director of Dolan Media Co. (NYSE: DM) an information services provider, and Peoples Educational Holdings, Inc. (NASDAQ: PEDH), an educational materials publisher.   Mr.  Bergstrom also served as a director of Make Music, Inc. ( NASDAQ:MMUS)  (2004- 2006). Mr. Bergstrom also serves as a director for several private companies including Tecmark, Inc., a provider of business services focused on loyalty marketing programs; Instrumental, Inc., a provider of technology services to the government sector; Creative Publishing Solutions, Inc., a specialty marketing publisher; Cramer, LLC, an office furniture supplier; and JobDig, Inc., a provider of employment advertising services.   Mr. Bergstrom is a graduate of Gustavus Adolphus College, B.A., and the University of Minnesota, M.B.A.  Mr. Bergstrom has built his career advising companies and he is a skilled adviser to us in the areas of mergers and acquisitions, corporate governance, executive compensation and other organizational management matters.

Kerry D. Rea, 51, became a director of Znomics, Inc. on February 10, 2010.  Mr. Rea served as Chief Financial Officer of the Company from November 2007 until February 10, 2010. Mr. Rea was a consultant from 2006 to November 2007. From 2004 to 2006 he served as Vice-President and Controller of AccessLine Communications, and served in various consulting roles from 2003 to 2004. From 1997 to 2002 he was Vice President of Finance and Vice President and Controller for Electric Lightwave. Mr. Rea is a graduate of Oregon State University, B.S.B.A. and Portland State University, M. Tax.  Mr. Rea has significant experience serving as an officer in several companies across several industries, including Chief Financial Officer of Znomics.  This experience will be valuable to the Company in the areas of mergers and acquisitions, operational management and historical perspective on Znomics.

Each of Messrs. Christianson, Stofer, and Bergstrom were elected as directors by the Company’s former directors pursuant to a non-binding understanding among the Purchasers and the Company that the Purchasers would control a majority of the Board of Directors following the issuance of the Shares under the February 10, 2010 Stock Purchase Agreement. The appointment of the Company’s current executive officers was approved by the current Board of Directors upon the issuance of the Shares and was also the result of a non-binding understanding among the Purchasers and the Company that the Purchasers would serve as executive officers following the issuance of the Shares.

Nominations for directors are made by the Board of Directors. There have been no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors, which procedures are set forth in our Bylaws.

Code of Ethics

The Board has a Code of Ethics and Business Conduct (“Code of Ethics”) that applies to all of our employees, directors, and officers, including our principal executive officers, principal financial officer, and controller. The Code of Ethics addresses such topics as protection and proper use of our assets, compliance with applicable laws and regulations, accuracy and preservation of records, accounting and financial reporting, and conflicts of interest.  We have adopted a Code of Ethics, a copy of which is attached as an Exhibit 14.1 to this report.

Audit Committee

During fiscal 2009, the Board of Directors had an audit committee comprised of Dwight Sangrey, as Chair, and Steven Kurtz, as member, and did not have an “audit committee financial expert,” as defined by the SEC. Following completion of the transactions contemplated February 10, 2010 Stock Purchase Agreement, the Board of Directors determined that it would not designate an audit committee because the Company has no operations and limited need for decision making with respect to the responsibilities that would normally be delegated to an audit committee. Consequently, the Company does not have an “audit committee financial expert,” as defined by the SEC.

Compliance with Section 16(a) of the Exchange Act

Not applicable.

 ITEM 11.      EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended December 31, 2009 and 2008.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(5) ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Dwight Sangrey(1)	2009								$--

President And Chief	2008				$37,952				$37,952

Executive Officer

Mark Philip(2)	2009	$81,386			$37,503			$1,680	$120,569

President And Chief	2008	$98,125			$15,297			$9,357	$122,779

Executive Officer

Bruce Beutel(3)	2009	$44,486			$20,835			$1,335	$66,656

Chief Scientific Officer	2008	$93,109			$4,130			$20,339	$117,578

Kerry Rea(4)	2009	$95,205			$14,584			$1,565	$111,354

Chief Financial Officer	2008	$147,112			$13,295			$4,413	$164,820

(1)
Mr. Sangrey was elected President and chief executive officer on October 18, 2009 and served in that role until February 10, 2010.  The compensation paid to Mr. Sangrey in 2008 represents fees paid for services as a director.

(2)
Dr. Philip was hired as our president and chief executive officer on August 14, 2008.  He resigned on October 18, 2009. “All other Compensation” for Dr. Philip consists of $1,680 in 2009 for company match to the 401(k) plan and $8,794 for relocation expenses and $563 for company match to the 401(k) plan in 2008.

(3)
Mr. Beutel was hired as our chief scientific officer on June 4, 2008. He resigned on June 3, 2009. “All other Compensation” for Mr. Beutel consisted of $1,335 in 2009 for company match to the 401(k) plan and $19,276 for relocation expenses and $1,063 for company match to the 401(k) plan in 2008.

(4)
Mr. Rea was hired as our chief financial officer on November 12, 2007 and served in that role until February 10, 2010.  “All other Compensation” for Mr. Rea consisted of company match to the 401(k) plan of $1,565 in 2009 and $4,413 in 2008.

(5)	Amounts reflect the expense recognized for accounting purposes calculated in accordance with FASB ASC Topic 718.

Assumptions used in calculating expense as required by FASB ASC Topic 718 are described in Note 13 to our Financial Statements included elsewhere in this report. Additional details regarding the terms of awards under the Stock Option Plan are described in the table "Outstanding Equity Awards at Fiscal Year-End," included in Item 12 of this report.

The Company recognizes the cost of stock-based compensation plans and awards in operations on a straight-line basis over the respective vesting period of the awards.  The Company measures and recognizes compensation expense for all stock-based payment awards made to employees and directors. The compensation expense for the Company's stock-based payments is based on estimated fair values at the time of the grant.

The Company estimates the fair value of stock-based payment awards on the date of grant using an option pricing model. These option pricing models involve a number of assumptions, including the expected lives of stock options, the volatility of the public market price for the Company's common stock and interest rates. The Company is using the Black-Scholes option pricing model. Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that are ultimately expected to vest.

Narrative Disclosure to the Summary Compensation Table

     Dwight Sangrey, Former President and Chief Executive Officer

Mr. Dwight Sangrey served as our President and Chief Executive Officer from October 18, 2009 until February 10, 2010.  Prior to his appointment as our President and Chief Executive Officer, Mr. Sangrey served as a member of our Board of Directors.  Mr. Sangrey was not paid for his services as President and Chief Executive Officer.

     Mark Philip, Former President and Chief Executive Officer

Dr. Mark Philip served as our President and Chief Executive Officer from August 14, 2008 until October 18, 2009. Prior to his hiring as our President and Chief Executive Officer, we had engaged Dr. Philip as a consultant. In lieu of the compensation owed to Dr. Philip for such consulting services and base salary for the period from August 14 to August 31, 2008, we paid Dr. Philip $20,000. Dr. Philip was then employed under an at-will employment agreement pursuant to which we agreed to pay him an initial base salary of $300,000 per year. In the first year of employment, Dr. Philip was eligible for an annual target bonus of 25% of his base salary and a target bonus of 30% of his base salary thereafter. In connection with Dr. Philip’s relocation in August 2008, we paid approximately $8,800 in relocation costs.

We granted Dr. Philip an option (the “Service Option”) to purchase 500,000 shares of common stock, which was initially scheduled to vest in 20% increments on September 1 of each year and to become fully vested upon a change of control. We also granted Dr. Philip an option (the “Performance Option”) to purchase 100,000 shares of common stock, vesting of which was contingent upon the achievement of certain performance objectives for success in financing, advancing scientific programs and execute leadership, in each case subject to Dr. Philip remaining a service provider on the date of vesting. Each of the Service Option and Performance Option was granted pursuant to the terms of our stock incentive plan and the related stock option agreement.

On October 29, 2008, we reduced Dr. Phillip’s salary by 25%.  In December 2008, we entered into a letter agreement with Dr. Philip pursuant to which his monthly salary was further reduced to $10,000 and which contemplated additional stock option grants of up to 300,000 per month of reduced salary and bonus payments upon achievement of certain financing-related goals.

In May 2009, we granted Dr. Philip a warrant to purchase 625,780 shares of common stock for $0.03 per share, in exchange for cancellation of all outstanding options previously granted to him. As previously disclosed, Dr. Philip resigned as President and Chief Executive Officer in October 2009, but agreed to continue to provide consulting services to the Company for $250 per hour.

On February 10, 2010, the Company obtained a letter agreement from Mark Philip (the “Philip Letter Agreement”). Pursuant to the Philip Letter Agreement, Dr. Philip acknowledged that his agreements with the Company, including the Employment Agreement dated August 14, 2008 and the Letter Agreement dated December 4, 2008, have been terminated and that no further compensation or benefits are owed to him thereunder. The Consulting Agreement dated October 20, 2009 between Dr. Philip and the Company and Dr. Philip’s Common Stock Purchase Warrant dated May 26, 2009, will remain in effect. As consideration for Dr. Philip’s release of claims and his agreement to amend his 2009 Warrant, the Company agreed to pay Dr. Philip a total of $500.

     Bruce Beutel, Former Chief Scientific Officer

Pursuant to our employment arrangements with Mr. Beutel, which arrangements were approved by our board of directors, Mr. Beutel’s annual base salary was $200,000. In addition, Mr. Beutel was eligible to receive a bonus of up to $35,000 based on success in financing, advancing scientific programs and executive leadership goals and was granted an option to purchase 50,000 shares of our common stock, with 20% of the shares underlying such option vesting on each anniversary of the grant date and an option to purchase an additional 50,000 shares which shares were scheduled to vest based on the achievement of individual and company performance goals.  On October 29, 2008, we reduced Mr. Beutel’s salary by 25%, and we did not pay Mr. Beutel a bonus for 2009 or 2008 given our financial condition. In an effort to continue to conserve cash, the monthly salary for Mr. Beutel was further reduced to $8,333 effective as of December 15, 2008, pursuant to a letter agreement that contemplated additional stock option grants to Mr. Beutel per month of reduced salary and bonus payments upon achievement of certain financing-related goals.   In May 2009, we granted Mr. Beutel a warrant to purchase 347,650 shares of common stock for $0.03 per share, in exchange for cancellation of all outstanding options previously granted to him.  Mr. Beutel resigned on June 3, 2009.

     Kerry Rea, Former Chief Financial Officer

Pursuant to our employment arrangements with Mr. Rea, which arrangements were approved by our board of directors, Mr. Rea’s annual base salary was $160,000. In addition, Mr. Rea was eligible to receive a bonus of up to $32,000 based on individual and company performance goals and was granted an option to purchase 100,000 shares of our common stock, with 20% of the shares underlying such option vesting on each anniversary of the grant date.  On October 29, 2008, we reduced Mr. Rea’s salary by 25%, and we did not pay Mr. Rea a bonus for either 2009 or 2008 given our financial condition.  In an effort to continue to conserve cash, the monthly salary for Mr. Rea was further reduced to $7,500 effective as of December 15, 2008, pursuant to a letter agreement that contemplated additional stock option grants to Mr. Rea per month of reduced salary and bonus payments upon achievement of certain financing-related goals.   In May 2009, we granted Mr. Rea a warrant to purchase 243,350 shares of common stock for $0.03 per share, in exchange for cancellation of all outstanding options previously granted to him.  Mr. Rea resigned as chief financial officer on February 10, 2010 but continues to serve as a director.

Stock Option Grants

We adopted a stock incentive plan in 2002 (the "Plan") to promote our long-term growth and profitability by incentivizing employees, officers, directors and consultants. The Plan, which is our only equity compensation plan, permits the grant of stock options, stock appreciation rights, restricted or unrestricted stock awards or other stock-based awards. The board of directors has authorized up to 2,193,258 shares to be issued under the Plan. As of December 31, 2009, there were 110,500 options and 1,924,005 warrants outstanding pursuant to the Plan. We do not intend to grant additional awards under the Plan, unless grants are made in connection with a future business combination with an operating company.

All Other Compensation

We maintained a 401(k) plan for qualified employees until June of 2009. Our executive officers and other qualified employees were eligible for a matching contribution of 3% of employee earnings.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options and warrants, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards

Equity
Incentive
Plan
								Equity	Awards:
								Incentive	Market or
			Equity					Plan	Payout
			Incentive					Awards:	Value of
			Plan					Number of	Unearned
			Awards:				Market	Unearned	Shares,
	Number of	Number of	Number of			Number of	Value of	Shares,	Units or
	Securities	Securities	Securities			Shares or	Shares or	Units or	Other
	Underlying	Underlying	Underlying			Units of	Units of	Other	Rights
	Unexercised	Unexercised	Unexercised	Option/Warrant	Option/ Warrant	Stock that	Stock that	Rights that	that have
	Options/ Warrants (1)	Options/ Warrants	Unearned	Exercise	Expiration	have Not	have Not	Have Not	Not
Name	(#) Exercisable	(#) Unexercisable	Options/Warrants (#)	Price ($)	Date	Vested (#)	Vested ($)	Vested (#)	Vested ($)
Dwight Sangrey	25,000			$2.45	2/13/2018

Mark Phillip	625,780			$.03	5/26/2019

Bruce Beutel	347,650			$.03	5/26/2019

Kerry Rea	243,350			$.03	5/26/2019

(1)	The warrants were fully vested and immediately exercisable as of the grant date.

Compensation of Directors

The Company’s directors were not compensated for their services in 2009.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                         STOCKHOLDERS MATTERS.

The following table provides information concerning our equity compensation plans as of December 31, 2009.

	Number of		Number of
	securities to	Weighted-	securities
	be issued	average	remaining
	Upon	exercise	available for
	Exercise of	price of	future
	outstanding	outstanding	issuance
	Options,	options,	Under equity
	Warrants and	Warrants and	compensation
Plan category	rights (1)	rights	plans(1)
Equity compensation plans approved by security holders	2,034,505	$.32	158,753

Equity compensation plans not approved by security holders	-	-	-
Total	2,034,505	$.32	158,753

 (1) All option numbers and exercise prices have been retroactively adjusted for all forward or reverse stock splits.

For more information about our equity incentive plans, see Item 11, “Executive Compensation—Stock Option Grants.”

The following table sets forth certain information regarding beneficial ownership of our common shares as of February 28, 2010, by (i) each person or entity who is known by us to own beneficially more than 5% of our common shares, (ii) each of our directors, (iii) each of our named executive officers identified in the Summary Compensation Table above, and (iv) all our directors and executive officers as a group.

Beneficial Ownership of Current Directors, Current Executive Officers, Current Directors and Executive Officers as a group, and 5% Holders as of February 28, 2010:

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Tony J. Christianson (1) 301 Carlson Parkway, Suite 103 Minneapolis, MN 55305	19,181,586	36.5%
Gordon F. Stofer (2) 301 Carlson Parkway, Suite 103 Minneapolis, MN 55305	19,181,586	36.5%
John C. Bergstrom	2,040,594	3.9%
Kerry D. Rea (3)	249,600	*
David G. Latzke	2,040,594	3.9%
All Current Officers and Directors as a Group (5 persons)	40,653,366	77.4%
_________________
* Less than 1%

(1) Includes 8,570,496 shares held by Adam Smith Growth Partners, LP, 2,040,594 shares held by Cherry Tree Companies, LLC and 4,285,248 shares held by The Paige Christianson Family Trust. Mr. Christianson may be deemed to share beneficial ownership of shares beneficially owned by Adam Smith Growth Partners, LP and Cherry Tree Companies, LLC by virtue of his status as a controlling owner of such entities, and may be deemed to have beneficial ownership of the shares owned by The Paige Christianson Family Trust, the trustee of which is Mr. Christianson’s wife. Mr. Christianson expressly disclaims beneficial ownership of any shares held by Adam Smith Growth Partners, LP, Cherry Tree Companies, LLC and The Paige Christianson Family Trust, except to the extent of his pecuniary interest in such entities.

(2) Includes 4,285,248 shares held by the S-T Investment Trust and 2,040,594 shares held by Cherry Tree Companies, LLC. Mr. Stofer may be deemed to share beneficial ownership of shares beneficially owned by Cherry Tree Companies, LLC by virtue of his status as a controlling owner of such entity, and may be deemed to have beneficial ownership of the shares owned by the S-T Investment Trust by virtue of his status as a trustee. Mr. Stofer expressly disclaims beneficial ownership of any shares held by Cherry

Tree Companies, LLC and the S-T Investment Trust, except to the extent of his pecuniary interest in such entities.

(3) Includes warrants to purchase 243,350 shares of Common Stock exercisable within 60 days of February 28, 2010.

The following table sets forth the number of shares of Common Stock beneficially owned as of February 28, 2010, by: (i) each person who was a named executive officer during the Company’s last completed fiscal year; (ii) each person who was a director immediately preceding the issuance of Shares; and (iii) all former directors and executive officers as a group. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

  Beneficial Ownership of 2009 Named Executive Officers as of February 28, 2010:

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Dwight A. Sangrey (1)	728,090	1.4%
Mark Philip (2)	632,030	1.2%
Kerry D. Rea (3)	249,600	*
Bruce Beutel (4)	353,900	*
All Former Officers and Directors As a Group (4 persons)	1,963,620	2.6%
_________________
* Less than 1%

(1) Includes options to purchase 25,000 shares of common stock exercisable within 60 days of February 28, 2010.
(2) Includes warrants to purchase 625,780 shares of Common Stock exercisable within 60 days of February 28, 2010.
(3) Includes warrants to purchase 243,350 shares of Common Stock exercisable within 60 days of February 28, 2010.
(4) Includes warrants to purchase 347,650 shares of Common Stock exercisable within 60 days of February 28, 2010. Mr. Beutel resigned as Chief Scientific Officer on June 3, 2009.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

During our 2009 and 2008 fiscal years, certain of our directors personally guaranteed our obligations under two loan agreements. On August 21, 2008, a $250,000 bank line of credit from US Bank was terminated. The interest rate on the line of credit was prime plus 1% and our obligations thereunder were personally guaranteed by three of our directors, Dwight Sangrey, Chairman of the Board, Richard Sessions, Director and Roger Cone, Director. In January 2009, a loan with Washington Mutual Bank was terminated. As of December 31, 2008, the outstanding principal amount outstanding under the loan was zero. The loan required monthly payments of $800 and had an interest rate of prime plus 2%. Our obligations under such loan were personally guaranteed by Richard Sessions, Director and Roger Cone, Director.

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

On February 10, 2010, we entered into a Stock Purchase Agreement, pursuant to which we issued shares of Common Stock to our executive officers, three of our directors, and affiliates of certain of our executive officers and directors, in exchange for $125,000 paid in cash upon issuance of the Shares.

In connection with the Stock Purchase Agreement, we entered into a Registration Rights Agreement that gives Messrs. Christianson, Stofer, Bergstrom, and Latzke certain demand and piggyback registration rights.

On February 10, 2010, the Company executed Discretionary Advance Secured Promissory Notes in favor of each Purchaser (the “Discretionary Notes”), who may make advances to the Company from time to time. The amounts due under the Discretionary Notes, if any, will accrue interest at an annual rate of 5% and be due on the earlier to occur of a business combination between the Company and an operating business and February 10, 2013, or upon the Company’s insolvency or a material breach of the Stock Purchase Agreement. The Discretionary Notes are secured by all of the Company’s assets.

The Company has retained Cherry Tree & Associates, LLC (“Cherry Tree & Associates”) as its exclusive financial advisor for the purpose of identifying an acquisition or business combination with an operating business, pursuant to an Engagement Agreement dated February 10, 2010 (the “Engagement Agreement”). Cherry Tree & Associates is an investment banking firm located in Minneapolis, Minnesota that is affiliated with certain of the Purchasers. Specifically, Tony J. Christianson and Gordon F. Stofer, who each directly and indirectly beneficially own 35.2% of the Company’s fully diluted capital stock following the issuance of Shares and who have been elected as directors and as Chairman and Chief Executive Officer, respectively, together own 100% of the equity of Cherry Tree & Associates. David G. Latzke, who beneficially owns 3.8% of the Company’s fully diluted capital stock following the issuance of Shares and has been appointed as Chief Financial Officer of the Company, is an employee of Cherry Tree & Associates and certain affiliated entities. The Company will pay Cherry Tree & Associates a completion fee of 1% of the consideration it obtains in any transaction that is contemplated by the Engagement Agreement. The Engagement Agreement expires on the earlier of February 10, 2013 or termination by either party, provided that Cherry Tree & Associates remains entitled to a completion fee under certain circumstances if the Company consummates a contemplated transaction within twelve months after termination of the Engagement Agreement.

The Stock Purchase Agreement and related transactions were approved by the Company’s Board of Directors and stockholders who owned a majority of the outstanding shares of Company Common Stock prior to the issuance of the Shares.

Director Independence

The Board evaluates director independence using the definition set forth in Nasdaq Rule 5605. The Board has determined that John Bergstrom is “independent” as defined by Nasdaq listing standards. In determining Mr. Bergstrom’s independence, the Board considered that Mr. Bergstrom owns approximately 3.8% of the Company’s outstanding common stock.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

Below is the table of Audit Fees billed by our auditors in connection with the audit of the Company’s annual financial statements for the years ended:

	2009		2008
Audit Fees	$32,750	(1)	$43,500	(2)
Audit-Related Fees	135		--
Tax Fees	--		--
All Other Fees	--		--
	$32,885		$43,500

(1)
2009 includes $32,750 billed by Carver, Moquist & O’Connor, LLC, now renamed Moquist Thorvilson Kaufmann Kennedy & Pieper LLC, our current independent registered public accountant, for first, second and third quarter 2009 and annual attest work for 2009.

(2)
2008 includes $36,500 billed by Carver, Moquist & O’Connor, LLC, our current independent registered public accountant, for third quarter 2008 and annual attest work for 2008 and $7,000 billed by Moore & Associates, our former independent registered chartered accountants, for first and second quarter 2008.

Pre-approval

During fiscal year 2009, the Company’s audit committee was comprised of Dwight Sangrey, as Chair, and Steven Kurtz, as member. The Audit Committee approved all audit and non-audit services provided to the Company by Carver, Moquist & O’Connor, LLC, now renamed Moquist Thorvilson Kaufmann Kennedy & Pieper LLC (“MTK”) prior to management engaging MTK for that purpose. The Committee's current practice is to consider for pre-approval annually all audit and non-audit services proposed to be provided by the Independent Registered Public Accounting Firm. In making its recommendation to appoint MTK as the Company's Independent Registered Public Accounting Firm, the Audit Committee would have considered whether the provision of the non-audit services rendered by MTK would be compatible with maintaining that firm's independence; however, no such services have been rendered by MTK.

Following completion of the transactions contemplated by the February 10, 2010 Stock Purchase Agreement, the entire Board of Directors, acting as the Audit Committee, is responsible for pre-approving all audit and permitted non-audit services to be performed for the Company by its Independent Public Accounting Firm or any other auditing or accounting firm.

PART IV

ITEM 15.      EXHIBITS, FINANICAL STATEMENTS AND SCHEDULES.

 (a)   Documents filed as part of this report.

(1) Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:
Report of Moquist Throvilson Kaufmann Kennedy & Pieper LLC on Financial Statements as of and for the years ended December 31, 2009 and 2008

Balance Sheets as of December 31, 2009 and 2008

Statements of Income for the years ended December 31, 2009 and 2008

Statements of Shareholders’ Equity for the years ended December 31, 2009 and 2008

Statements of Cash Flows for the years ended December 31, 2009 and 2008

Notes to Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZNOMICS, INC.

By:  /s/ David G. Latzke
Name : David G. Latzke
Title : Chief Financial Officer

Date: March 26, 2010

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Gordon F. Stofer and David G. Latzke, and each of them severally, his true and lawful attorneys-in-fact and agents, with full power to act without the other and with full power of substitution and resubstitution, to execute in his name and on his behalf, individually and in each capacity stated below, any and all amendments and supplements to this Report, and any and all other instruments necessary or incidental in connection herewith, and to file the same with the Commission.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gordon F. Stofer	President and Chief Executive Officer (Principal Executive Officer)	March 26, 2010
Gordon F. Stofer

/s/ David G. Latzke	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2010
David G. Latzke

/s/ John C. Bergstrom	Director	March 26, 2010
John C. Bergstrom

/s/ Kerry D. Rea	Director	March 26, 2010
Kerry D. Rea

/s/ Tony J. Christianson	Chairman of the Board of Directors	March 26, 2010
Tony J. Christianson

Incorporation by Reference Herein

Exhibit
Number	Description	Form	Filing Date

2.1	Stock Purchase Agreement by and among Znomics, Inc. and Purchasers Identified therein, dated as of February 10, 2010	Exhibit 2.1 to Current Report on Form 8-K (File No. 333-136372)	February 11, 2010

3.1	Amended and Restated Articles of Incorporation of Pacific Syndicated Resources, Inc.	Exhibit 3.1 to Registration Statement on Form SB- 2, as amended (File No. 333- 136372)	August 7, 2006

3.2	Articles of Merger between Pacific Syndicated Resources, Inc. and Znomics Acquisition, Inc., dated November 6, 2007	Exhibit 2.1 to Current Report on Form 8-K, as amended (File No. 333-107300)	November 8, 2007

3.3	Bylaws of Pacific Syndicated Resources, Inc.	Exhibit 3.3 to Registration Statement on Form S-2, as amended (File No. 333-136372)	August 7, 2006

4.1*	Form of Common Stock Purchase Warrant	Exhibit 99.1 to Current Report on Form 8-K (File No. 333-107300)	June 1, 2009

4.2*	Amended Form of 2009 Warrant	Exhibit 4.1 to Current Report on Form 8-K (File No. 333-136372)	February 11, 2010

10.1*	2002 Stock Incentive Plan	Exhibit 10.1 to Current Report on Form 8-K (File No. 333-136372)	November 8, 2007

10.2	Research Agreement between Znomics, Inc. and the University of Utah, dated May 6, 2008	Exhibit 10.7 to Registration Statement on Form S-1, as amended (File No. 333-148220)	July 16, 2008

10.3	Research Agreement between Znomics, Inc. and Oregon Health and Science University, dated July 1, 2008	Exhibit 10.8 to Registration Statement on Form S-1, as amended (File No. 333-148220)	July 16, 2008

10.4*	Employment Agreement, between Znomics, Inc. and Dr. Mark Philip, Ph.D., dated August 14, 2008	Exhibit 99.2 to Current Report on Form 8-K (File No. 333-136372)	August 20, 2008

10.5*	Form of Stock Option Agreement	Exhibit 99.1 to Current Report on Form 8-K (File No. 333-136372)	September 23, 2008

10.6	Form of Indemnification Agreement for officers and directors	Exhibit 99.2 to Current Report on Form 8-K (File No. 333-136372)	September 23, 2008

10.7	Common Stock Purchase Agreement between Znomics, Inc. and the Investors named therein, dated October 10, 2008	Exhibit 10.1 to Current Report on Form 8-K (File No. 333-136372)	October 14, 2008

10.8*	Compensation Agreement - President and Chief Executive Officer, dated December 4, 2008	Exhibit 99.1 to Current Report on Form 8-K (File No. 333-136372)	December 5, 2008

10.9*	Compensation Agreement - Chief Scientific Officer, dated December 4, 2008	Exhibit 99.2 to Current Report on Form 8-K (File No. 333-136372)	December 5, 2008

10.10*	Compensation Agreement - Chief Financial Officer, dated December 4, 2008	Exhibit 99.3 to Current Report on Form 8-K (File No. 333-136372)	December 5, 2008

10.11	Biological Material Agreement, by and between Znomics, Inc. and the President and Fellows of Harvard College, dated as of January 5, 2009	Exhibit 10.1 to Current Report on Form 8-K (File No. 333-136372)	January 8, 2009

10.12	Secured Promissory Note, by and between Znomics, Inc. and Triangle Holdings VI, LLC, dated as of March 13, 2009	Exhibit 99.1 to Current Report on Form 8-K (File No. 333-136372)	March 19, 2009

10.13	Security Agreement, by and between Znomics, Inc. and Triangle Holdings VI, LLC, as collateral agent, dated as of March 13, 2009	Exhibit 99.2 to Current Report on Form 8-K (File No. 333-136372)	March 19, 2009

10.14	Secured Subordinated Promissory Note, by and between Znomics, Inc. and Wilson Sonsini Goodrich & Rosati, P.C., dated as of March 18, 2009	Exhibit 99.3 to Current Report on Form 8-K (File No. 333-136372)	March 19, 2009

10.15	Advisory Agreement, by and between Znomics, Inc. and Cascade Summit LLC, dated April 29, 2009	Exhibit 99.1 to Current Report on Form 8-K (File No. 333-136372)	May 5, 2009

10.16	Purchase Order, dated as of May 1, 2009, by and between Znomics Inc. and Vanderbilt University Medical Center	Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 333-107300)	May 15, 2009

10.17	Mark A. Philip Consulting Agreement, dated October 20, 2009	Exhibit 99.1 to Current Report on Form 8-K (File No. 333-136372)	October 22, 2009

10.18*	Letter Agreement between Znomics, Inc. and Mark A. Philip, dated February 10, 2010	Exhibit 10.1 to Current Report on Form 8-K (File No. 333-136372)	February 11, 2010

10.19	Letter Agreement among Znomics, Inc., David N. Baker, Cascade Summit, LLC and affiliates, effective January 4, 2010	Exhibit 10.2 to Current Report on Form 8-K (File No. 333-136372)	February 11, 2010

10.20	Form of Officer/Director Acknowledgement, effective February 10, 2010	Exhibit 10.3 to Current Report on Form 8-K (File No. 333-136372)	February 11, 2010

10.21	Registration Rights Agreement among Znomics, Inc. and the Investors named therein, dated February 10, 2010	Exhibit 10.4 to Current Report on Form 8-K (File No. 333-136372)	February 11, 2010

10.22	Form of Discretionary Note governing discretionary advances from each Purchaser to Znomics, Inc., dated February 10, 2010	Exhibit 10.5 to Current Report on Form 8-K (File No. 333-136372)	February 11, 2010

10.23	Engagement Agreement between Znomics, Inc. and Cherry Tree & Associates, LLC, dated February 10, 2010	Exhibit 10.6 to Current Report on Form 8-K (File No. 333-136372)	February 11, 2010

14.1	Code of Conduct	Incorporated by reference to Exhibit 14.1 of the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.	March 31, 2009

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

       *           Denotes management compensatory plan or contract

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