Form 10-Q
period 2010-03-31
Znomics, Inc.
filed 2010-05-07
CIK 1371473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-136372

Znomics, Inc.
(Exact name of registrant as specified in its charter)

Nevada	52-2340974
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

301 Carlson Parkway, Suite 103 Minneapolis, MN 55305
(Address of principal executive offices, including zip code)

(952) 253-6032
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

[ ] Large accelerated filer                                                                                           [ ] Accelerated filer
[ ] Non-accelerated filer  (Do not check if a smaller reporting company)          [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [X ]   Yes [    ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common shares outstanding of 52,519,896 as of April 16, 2010.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION
Item 1:	Financial Statements (unaudited)	3
F-1	Balance Sheets as of March 31, 2010 and December 31, 2009	3
F-2	Statements of Operations for the three months ended March 31, 2010 and 2009 and for the period from inception on September 13, 2001 through March 31, 2010	4
F-3	Statements of Cash Flows for the three months ended March 31, 2010 and 2009 and for the period from inception on September 13, 2001 through March 31, 2010	5
F-4	Notes to Financial Statements	6
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4T:	Controls and Procedures	12
PART II – OTHER INFORMATION
Item 1:	Legal Proceedings	13
Item 1A:	Risk Factors	13
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3:	Defaults Upon Senior Securities	13
Item 4:	(Removed and Reserved)	13
Item 5:	Other Information	13
Item 6:	Exhibits	13

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ZNOMICS, INC.
(A Development Stage Company)
Balance Sheets (in thousands except share data)
(Unaudited)

Assets	March 31, 2010	December 31, 2009
Current assets:
Cash	$99	$51
Other receivable	1	--
Prepaid expenses	22	58
Total current assets	122	109

Property and equipment, net of accumulated depreciation	--	4

Total assets	$122	$113

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$45	$16
Accrued liabilities	37	68

Total current liabilities	82	84

Total liabilities	82	84

Stockholders' equity:
Common stock, $0.001 par value, 90,000,000 shares authorized, 52,519,896 and 11,695,060 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	53	12
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none outstanding	-	-
Additional paid-in capital	6,497	6,412

Deficit accumulated during the development stage	(6,510)	(6,395)

Total stockholders' equity	40	29

Total liabilities and stockholders' equity	$122	$113

The accompanying notes are an integral part of these condensed financial statements.

ZNOMICS, INC.
(A Development Stage Company)
Statements of Operations (in thousands except share data)
(Unaudited)
For the Three Months Ended March 31, 2010 and 2009
and the Period from September 13, 2001 (Date of Inception) to March 31, 2010
	Three months ended March 31		September 13, 2001 (Inception)
			to March 31,
	2010	2009	2010
Sales related to products and services	$-	$-	$1,015
Grant revenue	-	-	2,006
Total sales and revenue	-	-	3,021

Operating expenses:
Cost of products and services	-	-	2,434
Grant expense	-	-	2,006
Selling, general and administrative	115	409	3,703
Asset impairment	-	-	49
Research and development	-	132	1,702
Total operating expenses	115	541	9,894

Loss from operations	(115)	(541)	(6,873)

Other income (expense):

Gain from sale of assets related to discontinued operations	-	157	369
Investment income	-	1	112
Interest expense	-	(25)	(81)
Other expense, net	-	-	(37)

Total other income (expense)	-	133	363

Loss before income taxes	(115)	(408)	(6,510)
Income taxes	-	-	-
Net loss	$(115)	$(408)	$(6,510)

Net loss per share – Basic and diluted	$(0.00)	$(0.04)

Weighted average common shares outstanding:
Basic and diluted	33,014,696	11,370,060

The accompanying notes are an integral part of these condensed financial statements.

ZNOMICS, INC.
(A Development Stage Company)
Statements of Cash Flows (in thousands)
(Unaudited)
For the Three Months Ended March 31, 2010 and 2009
and the Period from September 13, 2001 (Date of Inception) to March 31, 2010

	Three Months Ended March 31		September 13, 2001 (Inception) to
	2010	2009	March 31, 2010
Cash flows from operating activities:
Net loss	$(115)	$(408)	$(6,510)
Adjustments to reconcile net loss to net cash from operations:
(Gain) loss on sale of property and equipment	-	(157)	(366)
Asset impairment	-	-	49
Depreciation and amortization	-	22	465
Stock-based compensation charges	1	52	477
Stock warrant expense	-	-	138
Issuance of stock for licensing and services	-	-	414
Non-cash contributions by certain shareholders to settle specific expenses	-	-	37
Changes in operating assets and liabilities:
Other and accounts receivable	(1)	13	(1)
Prepaid expenses	36	108	49
Accounts payable	29	28	45
Accrued liabilities	(31)	(3)	37
Deferred revenue	-	-	212

Net cash (used) provided by operating activities	(81)	(345)	(4,954)

Cash flows from investing activities:
Capital expenditures	-	-	(884)
Proceeds from sale of property and equipment, net	4	65	546

Net cash (used) provided by investing activities	4	65	(338)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	125	-	4,531
Proceeds from issuance of preferred stock	-	-	860
Proceeds from issuance of debt	-	225	865
Principal payments, capital leases and notes payable	-	-	(865)
Net cash provided by financing activities	125	225	5,391
Net increase (decrease) in cash and cash equivalents	48	(55)	99

Cash at beginning of period	51	469	-

Cash at end of period	$99	414	99

Supplemental disclosures:
Cash paid for interest	$-	$6	$58
Sale of ZeneMark library copy as offset to deferred revenue	$-	$212	$212
Issuance of note for payables in payment of accounts payable	$-	$70	$70

The accompanying notes are an integral part of these condensed financial statements.

ZNOMICS, INC.
(A Development Stage Company)
Notes to Financial Statements
 (in thousands except share data)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

Znomics, Inc. ("the Company") was engaged in the business of drug discovery with a cutting-edge biotechnology platform that leveraged medicinal chemistry with the unique attributes of the zebrafish.  In April 2009, the Company terminated its operations.

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

As a development stage enterprise, the Company has not yet generated significant revenue.  Accordingly, the Company is considered to be in the development stage as of March 31, 2010.

As required for development stage companies, cumulative statements of operations and cash flows from September 13, 2001 (date of inception) through March 31, 2010 have been presented along with the statements of operations and cash flows for the years ended March 31, 2010 and 2009.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).  However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the financial statements include all adjustments consisting of normal, recurring adjustments necessary for the fair presentation of the results of the interim periods presented.  These condensed financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2009 as included in the Company’s 2009 Annual Report on Form 10-K, dated March 26, 2010.

       Estimates

The preparation of financial statements in conformity with GAAP requires us to make certain estimates, assumptions and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  We update these estimates, assumptions and judgments as appropriate, which in most cases is at least quarterly.  We use our technical accounting knowledge, cumulative business experience, judgment and other factors in the selection and application of our accounting policies.  While we believe the estimates, assumptions and judgments we use in preparing our financial statements are appropriate, they are subject to factors and uncertainties regarding their outcome and therefore, actual results may materially differ from these estimates.

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

We account for income taxes pursuant to Financial Accounting Standards Board guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. We believe our income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties have been recorded at March 31, 2010 and December 31, 2009.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company has three open years of tax returns subject to examination.

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

For the periods ended March 31, 2010 and 2009, options, share based payments and warrants exercisable representing convertible securities totaling 1,789,010 and 2,033,116, respectively, were excluded from the calculation of the diluted net loss per share as their effect would have been anti-dilutive.

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

In December 2009, the FASB issued guidance on the qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. This guidance is effective for annual reporting periods beginning after November 15, 2009. The adoption of Accounting Standards Update (“ASU”) 2009-17 in our first quarter ended March 31, 2010 did not have any impact on our financial statements.

In January 2010, the FASB issued Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. This guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of this guidance did not have any impact on our financial statements for the three months ended March 31, 2010.

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

NOTE 3. SIGNIFICANT EVENTS

On February 10, 2010, the Company cancelled warrants to purchase an aggregate of 237,495 shares of Company common stock at $1.50 per share, which warrants were issued in connection with the Company’s November 5, 2007 reverse merger and held by two warrant holders. In exchange for cancelling the warrants, the Company issued an aggregate of 4,950 shares of common stock to the two warrant holders.

Also on February 10, 2010, four of the Company’s former officers agreed to amend warrants to purchase an aggregate of 1,441,780 shares of Company common stock at $0.03 per share, which warrants were issued in May 2009 (the “2009 Warrants”). In exchange for aggregate cash consideration of $1,100, the warrant holders agreed to relinquish their right, upon any subsequent sale of equity by the Company at a price per share lower than the exercise price, to receive a reduction in the exercise price for the warrant and additional warrant shares. The Company also executed identical warrant agreement amendments for warrants to purchase an aggregate of 244,730 shares of common stock issued to two former employees in May 2009.

The Company terminated its agreements and relationships with Cascade Summit, LLC, its managing member, David N. Baker, and their affiliates (collectively, “Cascade”), pursuant to a Letter Agreement effective January 4, 2010 (the “Cascade Letter Agreement”). The terminated agreements include but are not limited to an Advisory Agreement dated April 29, 2009 and a Consulting Agreement dated April 18, 2008. Under the Cascade Letter Agreement, Cascade released all claims that it may have against the Company in exchange for the Company’s payment of $25,000 to Mr. Baker. In addition, certain Company stockholders (not including any of the Purchasers, as defined below) agreed to transfer an aggregate of 300,000 shares of Company common stock to Cascade valued at $12,000, to make an aggregate cash payment of $15,000 to Mr. Baker and to make an aggregate cash payment of $10,000 to Mr. Baker promptly following the conclusion of the reverse merger or other transaction that effects a transition of the Company into an operating company, or June 30, 2011, whichever occurs first.  The effects of this termination agreement were recorded by the Company as of December 31, 2009.  The Company paid its $25,000 obligation on January 4, 2010.

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

In addition on February 10, 2010, the Company issued 4,000 shares of Company common stock to each of two former consultants in exchange for services rendered.

In connection with the Stock Purchase Agreement, the Company and the Purchasers entered into a Registration Rights Agreement dated February 10, 2010 (the “Registration Rights Agreement”). The Registration Rights Agreement gives the Purchasers certain demand and piggyback registration rights.

Also on February 10, 2010, the Company executed Discretionary Advance Secured Promissory Notes in favor of each Purchaser (the “Discretionary Notes”), who may make advances to the Company from time to time. The amounts due under the Discretionary Notes, if any, will accrue interest at an annual rate of 5% and be due on the earlier to occur of a business combination between the Company and an operating business and February 10, 2013, or upon the Company’s insolvency or a material breach of the Stock Purchase Agreement. The Discretionary Notes are secured by all of the Company’s assets.  No advances have been made under the Discretionary Notes as of March 31, 2010.

The Company has retained Cherry Tree & Associates, LLC (“Cherry Tree & Associates”) as its exclusive financial advisor for the purpose of identifying an acquisition or business combination with an operating business, pursuant to an Engagement Agreement dated February 10, 2010 (the “Engagement Agreement”). Cherry Tree & Associates is an investment banking firm located in Minneapolis, Minnesota that is affiliated with certain of the Purchasers. Specifically, Tony J. Christianson and Gordon F. Stofer, who each directly and indirectly beneficially own 35.2% of the Company’s fully diluted capital stock following the issuance of Shares on February 10, 2010 and who have been elected as directors and as Chairman and Chief Executive Officer, respectively, together own 100% of the equity of Cherry Tree & Associates. David G. Latzke, who beneficially owns 3.8% of the Company’s fully diluted capital stock following the issuance of Shares and has been appointed as Chief Financial Officer of the Company, is an employee of Cherry Tree & Associates and certain affiliated entities. The Company will pay Cherry Tree & Associates a completion fee of 1% of the consideration it obtains in any transaction that is contemplated by the Engagement Agreement. The Engagement Agreement expires on the earlier of February 10, 2013 or termination by either party, provided that Cherry Tree & Associates remains entitled to a completion fee under certain circumstances if the Company consummates a contemplated transaction within twelve months after termination of the Engagement Agreement.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words "believes," "project," "expects," "anticipates," "estimates," "intends," "strategy," "plan," "may," "will continue," "will likely result," and similar expressions. Our forward-looking statements in this report generally relate to: (i) our intent to locate and negotiate with an operating company that would merge into the Company; (ii) our expectations with respect to the costs of completing a merger; (iii) our current intent not to compensate management; (iv) our intent not to declare dividends; (v) our expectations with respect to results of operations in the 2010 fiscal year; (vi) our intentions with respect to our internal controls; and (vii) our beliefs with respect to our cash requirements, expenses, and the adequacy of cash. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements, including but not limited to our ability to identify operating companies that show an interest in merging with a public shell, unexpected delays in negotiating an agreement with a merger candidate, unexpected cash requirements, and other factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.

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

On February 10, 2010, the Company executed Discretionary Advance Secured Promissory Notes in favor of each Purchaser (the “Discretionary Notes”), who may make advances to the Company from time to time. The amounts due under the Discretionary Notes, if any, will accrue interest at an annual rate of 5% and be due on the earlier to occur of a business combination between the Company and an operating business and February 10, 2013, or upon the Company’s insolvency or a material breach of the Stock Purchase Agreement. The Discretionary Notes are secured by all of the Company’s assets. We believe that the terms of the Discretionary Notes are no less favorable to us than would be available from a commercial lender in an arm’s length transaction. Because we are only beginning the process of identifying prospective ventures, it is impossible to predict the amount of any such loan.  No advances have been made under the Discretionary Notes as of March 31, 2010.

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

Research and Development Expenses. Research and development expense historically consisted of costs associated with research activities as well as costs associated with our product development efforts. These expenses included external research and development expenses incurred pursuant to agreements with third party service organizations, technology access and licensing fees related to the use of proprietary third party technologies, employee expenses, including salaries, stock-based compensation expense, third party supplier expenses and facility costs. We expect our research and development expenses to decrease to $0 in 2010 due to the discontinuance of all scientific and drug discovery activities in the Spring of 2009.

Investment and Other Income. Investment and other income consist of interest and other income on our cash and short-term investments. Our short term investments typically consist of money market funds.

Results of Operations for the Three-Month Periods Ended March 31, 2010 and 2009

Operating Expenses

Operating expenses decreased to $115,000 for the three months ended March 31, 2010 compared to $541,000 for the three months ended March 31, 2009.  This decrease was the result of the Company’s decision to terminate its operations in April 2009.

Selling, General and Administrative Expenses. Selling, general and administrative expense decreased to $115,000 for the three months ended March 31, 2010 compared to $409,000 for the three months ended March 31, 2009.  This decrease was the result of the Company’s decision to terminate its operations.

Research and Development Expense. Research and development expense decreased to $0 for the three months ended March 31, 2010 from $132,000 for the three months ended March 31, 2009, due to the Company’s decision to terminate its operations.

Other Income (Expense). Other income decreased to $0 for the three months ended March 31, 2010 compared to $133,000 for the three months ended March 31, 2009.  The 2009 period included the sale of the copy of the Zenemark library and other assets, partially offset by interest expense.

Liquidity and Capital Resources

Cash Flows from Operating Activities

We used $81,000 of cash in operating activities for the three months ended March 31, 2010, a decrease of $264,000 compared to the three months ended March 31, 2009.  This reduction in cash used is primarily attributable to our decision to terminate our operations.

Cash Flows from Investing Activities

We provided $4,000 of cash in investing activities for the three months ended March 31, 2010, a decrease of $61,000 compared to the cash provided in the three months ended March 31, 2009. The cash provided by investing activities in the first quarter of 2009 represented proceeds from the sale of substantially all of our property and equipment.

Cash Flows from Financing Activities

            We received $125,000 of cash from financing activities during the three months ended March 31, 2010 compared to $225,000 of cash from financing activities in the three months ended March 31, 2009.  The cash received in 2010 related to the sale of common stock compared to proceeds from the issuance of debt in the first quarter of 2009.

Liquidity

We have incurred substantial losses since our inception. As of March 31, 2010, our accumulated deficit was approximately $6.5 million. Financial results for the first quarter of 2010 reflect a net loss from operations of $115,000. We expect to continue to incur net losses as we incur expenses related to seeking a business opportunity and our ongoing costs of being a public reporting company.  To date, we have funded our operations principally through the sale of our equity securities, government grants, sale of fish lines and debt financings. Because we have no revenues, we plan to use our current cash reserves, which include the $125,000 of cash received on February 10, 2010, and potential advances from the Purchasers under the Discretionary Notes to fund our ongoing operating costs.

 Our ability to continue as a going concern is dependent on our success at finding an acquisition candidate in a timely manner.  We believe our cash position at March 31, 2010 together with advances expected from the Purchasers under the Discretionary Notes, will allow us to fund operations for at least the next twelve months and through the merger of a target company into the Company.

          The current financing environment in the United States is challenging and we can provide no assurances that we could raise capital either to continue our operations or to finance an acquisition. The sale of our securities or the expectation that we will sell additional securities may have an adverse effect on the trading price of our common stock. Further, notwithstanding the Discretionary Notes, we cannot be certain that additional financing will be available when and as needed. If financing is available, it may be on terms that adversely affect the interests of our existing stockholders. If adequate financing is not available, we may need to reduce or eliminate our efforts to find an acquisition opportunity. These factors could significantly limit our ability to continue as a going concern and cause us to investigate other strategic options, including bankruptcy.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Part I Item 3.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of March 31, 2010, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In light of the material weaknesses previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which have not been completely remediated as of the end of the period covered by this Quarterly Report, our management has concluded our disclosure controls and procedures were not effective as of March 31, 2010.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All unregistered sales of equity securities during the quarter ended March 31, 2010 have been previously disclosed on Form 8-K.

 ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     (Removed and Reserved)

ITEM 5.     OTHER INFORMATION

As noted above in Item 2 and previously reported on our Form 8-K filed February 10, 2010, we submitted to our security holders the Stock Purchase Agreement and related transactions for approval, during the quarterly period ended March 31, 2010.

ITEM 6.     EXHIBITS

Exhibit Number	Description of Exhibit
2.1	Stock Purchase Agreement dated February 10, 2010—incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed February 11, 2010.
4.1	Amended Form of 2009 Warrant—incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 11, 2010.
10.1	Philip Letter Agreement dated February 10, 2010—incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 11, 2010.
10.2	Cascade Letter Agreement effective January 4, 2010—incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 11, 2010.
10.3	Form of Officer/Director Acknowledgement—incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 11, 2010.
10.4	Registration Rights Agreement dated February 10, 2010—incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 11, 2010.
10.5	Form of Discretionary Note dated February 10, 2010—incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed February 11, 2010.
10.6	Engagement Agreement dated February 10, 2010—incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed February 11, 2010.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Znomics, Inc.

Date:   May 7, 2010
By:      /s/ David G. Latzke
            David G. Latzke
Title:   Chief Financial Officer