Form 10-Q
period 2010-06-30
Znomics, Inc.
filed 2010-08-06
CIK 1371473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common shares outstanding of 52,519,896 as of July 16, 2010.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION
Item 1:	Financial Statements (unaudited)	3
F-1	Balance Sheets as of June 30, 2010 and December 31, 2009	3
F-2	Statements of Operations for the three and six months ended June 30, 2010 and 2009 and for the period from inception on September 13, 2001 through June 30, 2010	4
F-3	Statements of Cash Flows for the three and six months ended June 30, 2010 and 2009 and for the period from inception on September 13, 2001 through June 30, 2010	5
F-4	Notes to Financial Statements	6
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4:	Controls and Procedures	12
PART II – OTHER INFORMATION
Item 1:	Legal Proceedings	13
Item 1A:	Risk Factors	13
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3:	Defaults Upon Senior Securities	13
Item 4:	(Removed and Reserved)	13
Item 5:	Other Information	13
Item 6:	Exhibits	13

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ZNOMICS, INC.
(A Development Stage Company)
Balance Sheets (in thousands except share data)
(Unaudited)

Assets	June 30, 2010	December 31, 2009
Current assets:
Cash	$53	$51
Prepaid expenses	12	58
Total current assets	65	109

Property and equipment, net of accumulated depreciation	--	4

Total assets	$65	$113

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$29	$16
Accrued liabilities	11	68

Total current liabilities	40	84

Total liabilities	40	84

Stockholders' equity:
Common stock, $0.001 par value, 90,000,000 shares authorized, 52,519,896 and 11,695,060 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	53	12
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none outstanding	-	-
Additional paid-in capital	6,497	6,412

Deficit accumulated during the development stage	(6,525)	(6,395)

Total stockholders' equity	25	29

Total liabilities and stockholders' equity	$65	$113

The accompanying notes are an integral part of these condensed financial statements.

ZNOMICS, INC.
(A Development Stage Company)
Condensed Statements of Operations (in thousands except share data)
(Unaudited)
For the Three and Six Months Ended June 30, 2010 and 2009
and the Period from September 13, 2001 (Date of Inception) to June 30, 2010

	Three months ended		Six months ended		September 13, 2001 (Inception)
	June 30		June 30		to June 30,
	2010	2009	2010	2009	2010

Sales related to products and services	$-	$40	$-	$40	$1,015
Grant revenue	-	-	-	-	2,006
Total sales and revenue	-	40	-	40	3,021

Operating expenses:
Cost of products and services	-	-	-	-	2,434
Grant expense	-	-	-	-	2,006
Selling, general and administrative	15	231	130	640	3,718
Asset impairment	-	38	-	38	49
Research and development	-	44	-	176	1,702

Total operating expenses	15	313	130	854	9,909

Loss from operations	(15)	(273)	(130)	(814)	(6,888)

Other income (expense):
Gain from disposition of assets related to
discontinued operations-fish sales	-	202	-	359	369
Investment income	-	-	-	1	112
Interest expense	-	(3)	-	(28)	(81)
Other expense, net	-	-	-	-	(37)

Total other income	-	199	-	332	363

Loss before income tax	(15)	(74)	(130)	(482)	(6,525)
Income tax expense	-	-	-	-	-

Net loss	$(15)	$(74)	$(130)	$(482)	$(6,525)

Net loss per share -- Basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.04)

Weighted average common shares outstanding:
Basic and diluted	52,519,896	11,640,390	42,821,175	11,505,972

The accompanying notes are an integral part of these condensed financial statements.

ZNOMICS, INC.
(A Development Stage Company)
Statements of Cash Flows (in thousands)
(Unaudited)
For the Six Months Ended June 30, 2010 and 2009
and the Period from September 13, 2001 (Date of Inception) to June 30, 2010

	Six Months Ended June 30		September 13, 2001 (Inception) to
	2010	2009	June 30, 2010
Cash flows from operating activities:
Net loss	$(130)	$(482)	$(6,525)
Adjustments to reconcile net loss to net cash from operations:
(Gain) loss on sale of property and equipment	-	(359)	(366)
Asset impairment	-	38	49
Depreciation and amortization	-	38	465
Stock-based compensation charges	1	9	477
Stock warrant expense	-	101	138
Issuance of stock for licensing and services	-	18	414
Non-cash contributions by certain shareholders to settle specific expenses	-	-	37
Changes in operating assets and liabilities:
Other and accounts receivable	-	24	-
Prepaid expenses	46	74	59
Accounts payable	13	(151)	29
Accrued liabilities	(57)	(56)	11
Deferred revenue	-	(40)	212

Net cash used by operating activities	(127)	(786)	(5,000)

Cash flows from investing activities:
Capital expenditures	-	-	(884)
Proceeds from sale of property and equipment, net	4	449	546

Net cash (used) provided by investing activities	4	449	(338)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	125	-	4,531
Proceeds from issuance of preferred stock	-	-	860
Proceeds from issuance of debt	-	225	865
Principal payments, capital leases and notes payable	-	(225)	(865)

Net cash provided by financing activities	125	-	5,391

Net increase (decrease) in cash and cash equivalents	2	(337)	53

Cash at beginning of period	51	469	-

Cash at end of period	$53	132	53

Supplemental disclosures:
Cash paid for interest	$-	$28	$58
Sale of ZeneMark library copy as offset to deferred revenue	$-	$212	$212
Issuance of note for payables in payment of accounts payable	$-	$-	$70

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

As a development stage enterprise, the Company has not yet generated significant revenue.  Accordingly, the Company is considered to be in the development stage as of June 30, 2010.

As required for development stage companies, cumulative statements of operations and cash flows from September 13, 2001 (date of inception) through June 30, 2010 have been presented along with the statements of operations and cash flows for the years ended June 30, 2010 and 2009.

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

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, money market funds, prepaid expenses, payables and accrued expenses. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The Company considers the carrying values of its financial instruments in the financial statements to approximate fair value due to their short-term nature.

ZNOMICS, INC.
(A Development Stage Company)
Notes to Financial Statements
 (in thousands except share data)

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful life of the asset. Repairs and maintenance costs are expensed as incurred. At the time of retirement or other disposal of equipment, the cost and related accumulated depreciation are removed from their respective accounts and any resulting gain or loss is included in operations.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined by reference to market prices or through discounted cash flow analysis, depending on the asset.

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

We account for income taxes pursuant to Financial Accounting Standards Board guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. We believe our income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties have been recorded at June 30, 2010 and December 31, 2009.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company has three open years of tax returns subject to examination.

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

For the periods ended June 30, 2010 and 2009, options, share based payments and warrants exercisable representing convertible securities totaling 1,789,010 and 2,170,636, respectively, were excluded from the calculation of the diluted net loss per share as their effect would have been anti-dilutive.

Recent Accounting Pronouncements

In October 2009, the FASB issued guidance on the accounting for multiple-deliverable revenue arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable; eliminates the residual method of allocation and requires arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method; and requires a vendor to determine its best estimate of selling price in a manner consistent with that used to determine the selling price of the deliverable on a stand-alone basis. This guidance also expands the required disclosures related to a vendor’s multiple-deliverable revenue arrangements. The guidance was effective beginning June 15, 2010 with early adoption permitted. The adoption of this guidance in our second quarter of 2010 did not have any impact on our financial statements.

In January 2010, the FASB issued Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. This guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of this guidance did not have any impact on our financial statements.

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

NOTE 3. SIGNIFICANT EVENTS DURING THE SIX MONTHS ENDED JUNE 30, 2010

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

Also on February 10, 2010, the Company executed Discretionary Advance Secured Promissory Notes in favor of each Purchaser (the “Discretionary Notes”), who may make advances to the Company from time to time. The amounts due under the Discretionary Notes, if any, will accrue interest at an annual rate of 5% and be due on the earlier to occur of a business combination between the Company and an operating business and February 10, 2013, or upon the Company’s insolvency or a material breach of the Stock Purchase Agreement. The Discretionary Notes are secured by all of the Company’s assets.  No advances have been made under the Discretionary Notes as of June 30, 2010.

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words "believes," "project," "expects," "anticipates," "estimates," "intends," "strategy," "plan," "may," "will continue," "will likely result," and similar expressions. Our forward-looking statements in this report generally relate to: (i) our intent to locate and negotiate with an operating company that would merge into the Company; (ii) our expectations with respect to the costs of completing a merger; (iii) our expectations with respect to results of operations in the 2010 fiscal year; (iv) our intentions with respect to our internal controls; and (v) our beliefs with respect to our cash requirements, expenses, and the adequacy of cash. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements, including but not limited to our ability to identify operating companies that show an interest in merging with a public shell, unexpected delays in negotiating an agreement with a merger candidate, unexpected cash requirements, and other factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.

Plan of Operation

Management’s current intention for the Company is to:  (i) consider industries in which we may have an interest; (ii) seek and investigate potential businesses within the industries we select; and (iii) commence such operations through the acquisition of a "going concern" engaged in any industry selected.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing as a public company and the payment of expenses associated with legal fees, accounting fees and reviewing or investigating any potential business venture.

On February 10, 2010, the Company executed Discretionary Advance Secured Promissory Notes in favor of each Purchaser (the “Discretionary Notes”), who may make advances to the Company from time to time. The amounts due under the Discretionary Notes, if any, will accrue interest at an annual rate of 5% and be due on the earlier to occur of a business combination between the Company and an operating business and February 10, 2013, or upon the Company’s insolvency or a material breach of the Stock Purchase Agreement. The Discretionary Notes are secured by all of the Company’s assets. We believe that the terms of the Discretionary Notes are no less favorable to us than would be available from a commercial lender in an arm’s length transaction. Because we are only beginning the process of identifying prospective ventures, it is impossible to predict the amount of any such loan.  No advances have been made under the Discretionary Notes as of June 30, 2010.

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

Results of Operations for the Three-Month Period Ended June 30, 2010 and 2009

Operating Expenses

Operating expenses decreased to $15,000 for the three months ended June 30, 2010 compared to $313,000 for the three months ended June 30, 2009.  This decrease was the result of the Company’s decision to terminate its operations in April 2009.

Selling, General and Administrative Expenses. Selling, general and administrative expense decreased to $15,000 for the three months ended June 30, 2010 compared to $231,000 for the three months ended June 30, 2009.  This decrease was the result of the Company’s decision to terminate its operations.

Research and Development Expense. Research and development expense decreased to $0 for the three months ended June 30, 2010 from $44,000 for the three months ended June 30, 2009, due to the Company’s decision to terminate its operations.

Other Income (Expense). Other income decreased to $0 for the three months ended June 30, 2010 compared to $199,000 for the three months ended June 30, 2009.  The 2009 period included a gain of $202,000 from the disposition of assets related to discontinued operations, offset by interest expense.

Results of Operations for the Six-Month Period Ended June 30, 2010 and 2009

Operating Expenses

Operating expenses decreased to $130,000 for the six months ended June 30, 2010 compared to $854,000 for the six months ended June 30, 2009.  This decrease was the result of the Company’s decision to terminate its operations in April 2009.

Selling, General and Administrative Expenses. Selling, general and administrative expense decreased to $130,000 for the six months ended June 30, 2010 compared to $640,000 for the six months ended June 30, 2009.  This decrease was the result of the Company’s decision to terminate its operations.

Research and Development Expense. Research and development expense decreased to $0 for the six months ended June 30, 2010 from $176,000 for the six months ended June 30, 2009, due to the Company’s decision to terminate its operations.

Other Income (Expense). Other income decreased to $0 for the six months ended June 30, 2010 compared to $332,000 for the six months ended June 30, 2009.  The 2009 period consisted principally of gains from disposition of our assets related to our fish operations.

Liquidity and Capital Resources

Cash Flows from Operating Activities

We used $127,000 of cash in operating activities for the six months ended June 30, 2010; a decrease of $659,000 compared to the six months ended June 30, 2009.  This reduction in cash used is primarily attributable to our decision to terminate our operations.

Cash Flows from Investing Activities

We received $4,000 of cash from investing activities for the six months ended June 30, 2010; a decrease of $445,000 compared to the cash received during the six months ended June 30, 2009. The cash provided by investing activities in the first six months of 2009 represented proceeds from the sale of substantially all of our property and equipment.

Cash Flows from Financing Activities

We received $125,000 of cash from the sale of common stock during the six months ended June 30, 2010; an increase of $125,000 compared to the cash received during the six months ended June 30, 2009.

Liquidity

We have incurred substantial losses since our inception. As of June 30, 2010, our accumulated deficit was approximately $6.5 million. Financial results for the first six months of 2010 reflect a net loss from operations of $130,000. We expect to continue to incur net losses as we incur expenses related to seeking a business opportunity and our ongoing costs of being a public reporting company.  To date, we have funded our operations principally through the sale of our equity securities, government grants, sale of fish lines and debt financings. Because we have no revenues, we plan to use our current cash reserves, which include the $125,000 of cash received on February 10, 2010, and potential advances from the Purchasers under the Discretionary Notes to fund our ongoing operating costs. As of June 30, 2010, we had cash reserves available of $53,000.

 Our ability to continue as a going concern is dependent on our success at finding an acquisition candidate in a timely manner.  We believe our cash position at June 30, 2010 together with advances expected from the Purchasers under the Discretionary Notes, will allow us to fund operations for at least the next twelve months and through the merger of a target company into the Company.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of June 30, 2010, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In light of the material weaknesses in our internal control over financial reporting as of December 31, 2009, which were previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and have not been completely remediated as of the end of the period covered by this Quarterly Report, our management has concluded our disclosure controls and procedures were not effective as of June 30, 2010.

Changes in Internal Controls

The Company has implemented certain changes in our internal control over financial reporting during the most recent fiscal quarter that are reasonably likely to materially affect our internal control over financial reporting.  These changes consist of implementation of segregation of duties in the key accounting functions. Our efforts to improve our internal controls may continue for multiple quarterly periods  before management is able to conclude that the material weaknesses have been fully remediated.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

 ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     (Removed and Reserved)

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

See “Exhibit Index” on page 14 of this report.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Znomics, Inc.

Date:   August 6, 2010
By:      /s/ David G. Latzke
            David G. Latzke
Title:   Chief Financial Officer

Exhibit Index
Znomics, Inc.
Form 10-Q
Three Months Ended June 30, 2010

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)