Form 10-Q
period 2010-09-30
Znomics, Inc.
filed 2010-11-05
CIK 1371473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

[ ]	For the transition period __________ to __________

Commission File Number:  333-136372

Znomics, Inc.
(Exact name of registrant as specified in its charter)

Nevada	52-2340974
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common shares outstanding of 52,519,896 as of October 15, 2010.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION
Item 1:	Financial Statements (unaudited)	3
F-1	Balance Sheets as of September 30, 2010 and December 31, 2009	3
F-2	Statements of Operations for the three and nine months ended September 30, 2010 and 2009 and for the period from inception on September 13, 2001 through September 30, 2010	4
F-3	Statements of Cash Flows for the three and nine months ended September 30, 2010 and 2009 and for the period from inception on September 13, 2001 through September 30, 2010	5
F-4	Notes to Financial Statements	6
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4:	Controls and Procedures	12
PART II – OTHER INFORMATION
Item 1:	Legal Proceedings	13
Item 1A:	Risk Factors	13
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3:	Defaults Upon Senior Securities	13
Item 4:	(Removed and Reserved)	13
Item 5:	Other Information	13
Item 6:	Exhibits	13

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ZNOMICS, INC.
(A Development Stage Company)
Balance Sheets (in thousands except share data)
(Unaudited)

Assets	September 30, 2010	December 31, 2009
Current assets:
Cash	$41	$51
Prepaid expenses	8	58
Total current assets	49	109

Property and equipment, net of accumulated depreciation	--	4

Total assets	$49	$113

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$29	$16
Accrued liabilities	5	68

Total current liabilities	34	84

Total liabilities	34	84

Stockholders' equity:
Common stock, $0.001 par value, 90,000,000 shares authorized, 52,519,896 and 11,695,060 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	53	12
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none outstanding	-	-
Additional paid-in capital	6,498	6,412
Deficit accumulated during the development stage	(6,536)	(6,395)

Total stockholders' equity	15	29

Total liabilities and stockholders' equity	$49	$113

The accompanying notes are an integral part of these condensed financial statements.

ZNOMICS, INC.
(A Development Stage Company)
Condensed Statements of Operations (in thousands except share data)
(Unaudited)
For the Three and Nine Months Ended September 30, 2010 and 2009
and the Period from September 13, 2001 (Date of Inception) to September 30, 2010

	Three months ended		Nine months ended		September 13, 2001 (Inception)
	September 30		September 30		to September 30,
	2010	2009	2010	2009	2010

Sales related to products and services	$-	$-	$-	$40	$1,015
Grant revenue	-	-	-	-	2,006
Total sales and revenue	-	-	-	40	3,021

Operating expenses:
Cost of products and services	-	-	-	-	2,434
Grant expense	-	-	-	-	2,006
Selling, general and administrative	11	73	141	713	3,729
Asset impairment	-	-	-	38	49
Research and development	-	-	-	176	1,702

Total operating expenses	11	73	141	927	9,920

Loss from operations	(11)	(73)	(141)	(887)	(6,899)

Other income (expense):
Gain from disposition of assets related
to discontinued operations-fish sales	-	10	-	369	369
Investment income	-	-	-	1	112
Interest expense	-	-	-	(28)	(81)
Other expense, net	-	-	-	-	(37)

Total other income	-	10	-	342	363

Loss before income tax	(11)	(63)	(141)	(545)	(6,536)
Income tax expense	-	-	-	-	-

Net loss	$(11)	$(63)	$(141)	$(545)	$(6,536)

Net loss per share -- Basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.05)

Weighted average common shares outstanding:
Basic and diluted	52,519,896	11,689,082	46,089,610	11,567,679

The accompanying notes are an integral part of these condensed financial statements.

ZNOMICS, INC.
(A Development Stage Company)
Statements of Cash Flows (in thousands)
(Unaudited)
For the Nine Months Ended September 30, 2010 and 2009
and the Period from September 13, 2001 (Date of Inception) to September 30, 2010
	Nine Months Ended September 30		September 13, 2001 (Inception) to
	2010	2009	September 30, 2010
Cash flows from operating activities:
Net loss	$(141)	$(545)	$(6,536)
Adjustments to reconcile net loss to net cash from operations:
Gain on sale of property and equipment	-	(369)	(366)
Asset impairment	-	38	49
Depreciation and amortization	-	47	465
Stock-based compensation charges	2	10	478
Stock warrant expense	-	101	138
Issuance of stock for licensing and services	-	29	414
Non-cash contributions by certain shareholders to settle specific expenses	-	-	37
Changes in operating assets and liabilities:
Other and accounts receivable	-	42	-
Prepaid expenses	50	86	63
Accounts payable	13	(181)	29
Accrued liabilities	(63)	(53)	5
Deferred revenue	-	(40)	212

Net cash used in operating activities	(139)	(835)	(5,012)

Cash flows from investing activities:
Capital expenditures	-	-	(884)
Proceeds from sale of property and equipment, net	4	460	546

Net cash (used in) provided by investing activities	4	460	(338)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	125	-	4,531
Proceeds from issuance of preferred stock	-	-	860
Proceeds from issuance of debt	-	225	865
Principal payments, capital leases and notes payable	-	(225)	(865)

Net cash provided by financing activities	125	-	5,391

Net increase (decrease) in cash and cash equivalents	(10)	(375)	41

Cash at beginning of period	51	469	-

Cash at end of period	$41	94	41

Supplemental disclosures:
Cash paid for interest	$-	$28	$58
Sale of ZeneMark library copy as offset to deferred revenue	$-	$212	$212
Issuance of note for payables in payment of accounts payable	$-	$-	$70

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

As a development stage enterprise, the Company has not yet generated significant revenue.  Accordingly, the Company is considered to be in the development stage as of September 30, 2010.

As required for development stage companies, cumulative statements of operations and cash flows from September 13, 2001 (date of inception) through September 30, 2010 have been presented along with the statements of operations and cash flows for the periods ended September 30, 2010 and 2009.

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

We account for income taxes pursuant to Financial Accounting Standards Board guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. We believe our income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties have been recorded at September 30, 2010 and December 31, 2009.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company has three open years of tax returns subject to examination.

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

For the periods ended September 30, 2010 and 2009, options, share based payments and warrants exercisable representing convertible securities totaling 1,789,010 and 2,090,636, respectively, were excluded from the calculation of the diluted net loss per share as their effect would have been anti-dilutive.

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

NOTE 3. SIGNIFICANT EVENTS DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2010

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

The Company terminated its agreements and relationships with Cascade Summit, LLC, its managing member, David N. Baker, and their affiliates (collectively, “Cascade”), pursuant to a Letter Agreement effective January 4, 2010 (the “Cascade Letter Agreement”). The terminated agreements include but are not limited to an Advisory Agreement dated April 29, 2009 and a Consulting Agreement dated April 18, 2008. Under the Cascade Letter Agreement, Cascade released all claims that it may have against the Company in exchange for the Company’s payment of $25,000 to Mr. Baker. In addition, certain Company stockholders (not including any of the Purchasers, as defined below) agreed to transfer an aggregate of 300,000 shares of Company common stock to Cascade valued at $12,000, to make an aggregate cash payment of $15,000 to Mr. Baker and to make an aggregate cash payment of $10,000 to Mr. Baker promptly following the conclusion of a reverse merger or other transaction that effects a transition of the Company into an operating company, or June 30, 2011, whichever occurs first.  The effects of this termination agreement were recorded by the Company as of December 31, 2009.  The Company paid its $25,000 obligation on January 4, 2010.

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

Also on February 10, 2010, the Company executed Discretionary Advance Secured Promissory Notes in favor of each Purchaser (the “Discretionary Notes”), who may make advances to the Company from time to time. The amounts due under the Discretionary Notes, if any, will accrue interest at an annual rate of 5% and be due on the earlier to occur of a business combination between the Company and an operating business and February 10, 2013, or upon the Company’s insolvency or a material breach of the Stock Purchase Agreement. The Discretionary Notes are secured by all of the Company’s assets.  No advances have been made under the Discretionary Notes as of September 30, 2010.

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

On February 10, 2010, as described in more detail in Note 3 to the Financial Statements Included in Part I, Item 1 of this Quarterly Report, the Company executed Discretionary Advance Secured Promissory Notes in favor of each Purchaser (the “Discretionary Notes”), who may make advances to the Company from time to time. The amounts due under the Discretionary Notes, if any, will accrue interest at an annual rate of 5% and be due on the earlier to occur of a business combination between the Company and an operating business and February 10, 2013, or upon the Company’s insolvency or a material breach of the February 10, 2010 Stock Purchase Agreement. The Discretionary Notes are secured by all of the Company’s assets. We believe that the terms of the Discretionary Notes are no less favorable to us than would be available from a commercial lender in an arm’s length transaction. Because we are only beginning the process of identifying prospective ventures, it is impossible to predict the amount of any such loan.  No advances have been made under the Discretionary Notes as of September 30, 2010.

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

Results of Operations for the Three-Month Periods Ended September 30, 2010 and 2009

Operating Expenses

Operating expenses decreased to $11,000 for the three months ended September 30, 2010 compared to $73,000 for the three months ended September 30, 2009.  This decrease was the result of the Company’s decision to terminate its operations in April 2009.  During the prior-year period, the Company continued to incur certain expenses during the third quarter in exchange for ongoing part-time and consulting services rendered by former officers, which services have not been necessary in 2010 due to completion of the transactions contemplated by the February 10, 2010 Stock Purchase Agreement.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $11,000 for the three months ended September 30, 2010 compared to $73,000 for the three months ended September 30, 2009.  This decrease was the result of the Company’s decision to terminate its operations in April 2009 and completion of the transactions contemplated by the February 10, 2010 Stock Purchase Agreement.

Research and Development Expense. Research and development expense was $0 for both the three months ended September 30, 2010 and for the three months ended September 30, 2009, due to the Company’s decision to terminate its operations.

Other Income (Expense). Other income decreased to $0 for the three months ended September 30, 2010 compared to $10,000 for the three months ended September 30, 2009.  The 2009 period included a gain of $10,000 from the disposition of assets related to discontinued operations.

Results of Operations for the Nine-Month Periods Ended September 30, 2010 and 2009

Operating Expenses

Operating expenses decreased to $141,000 for the nine months ended September 30, 2010 compared to $927,000 for the nine months ended September 30, 2009.  This decrease was the result of the Company’s decision to terminate its operations in April 2009.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $141,000 for the nine months ended September 30, 2010 compared to $713,000 for the nine months ended September 30, 2009.  This decrease was the result of the Company’s decision to terminate its operations.

Research and Development Expense. Research and development expense decreased to $0 for the nine months ended September 30, 2010 from $176,000 for the nine months ended September 30, 2009, due to the Company’s decision to terminate its operations.

Other Income (Expense). Other income decreased to $0 for the nine months ended September 30, 2010 compared to $342,000 for the nine months ended September 30, 2009.  The gain in the 2009 period consisted principally of gains from disposition of our assets related to discontinued operations.

Liquidity and Capital Resources

Cash Flows from Operating Activities

We used $139,000 of cash in operating activities for the nine months ended September 30, 2010; a decrease of $696,000 compared to the nine months ended September 30, 2009.  This reduction in cash used is primarily attributable to our decision to terminate our operations.

Cash Flows from Investing Activities

We received $4,000 of cash from investing activities for the nine months ended September 30, 2010; a decrease of $456,000 compared to the cash received during the nine months ended September 30, 2009. The cash provided by investing activities in the first nine months of 2009 represented proceeds from the sale of substantially all of our property and equipment.

Cash Flows from Financing Activities

We received $125,000 of cash from the sale of common stock during the nine months ended September 30, 2010; an increase of $125,000 compared to the cash received during the nine months ended September 30, 2009.  There were no common stock sales in 2009.

Liquidity

We have incurred substantial losses since our inception.  As of September 30, 2010, our accumulated deficit was approximately $6.5 million.  Financial results for the first nine months of 2010 reflect a net loss from operations of $141,000. We expect to continue to incur net losses as we incur expenses related to seeking a business opportunity and our ongoing costs of being a public reporting company.  To date in 2010, we have funded our operations through the sale of our equity securities.  Because we have no revenues, we plan to use our current cash reserves, which include the $125,000 of cash received on February 10, 2010, and potential advances from the Purchasers under the Discretionary Notes to fund our ongoing operating costs.  As of September 30, 2010, we had cash reserves available of $41,000.

 Our ability to continue as a going concern is dependent on our success at finding an acquisition candidate in a timely manner.  We believe our cash position at September 30, 2010 together with advances expected from the Purchasers under the Discretionary Notes, will allow us to fund operations for at least the next twelve months and through the merger of a target company into the Company.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of September 30, 2010, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In light of the material weaknesses in our internal control over financial reporting as of December 31, 2009, which were previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and which have not been completely remediated as of the end of the period covered by this Quarterly Report, our management has concluded our disclosure controls and procedures were not effective as of September 30, 2010.

Changes in Internal Controls

During the fiscal quarter ended September 30, 2010, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date:   November 5, 2010
By:      /s/ David G. Latzke
            David G. Latzke
Title:   Chief Financial Officer

Exhibit Index
Znomics, Inc.
Form 10-Q
Three and Nine Months Ended September 30, 2010

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