Form 10-K
period 2010-12-31
Znomics, Inc.
filed 2011-03-04
CIK 1371473

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

Commission file number: 333-136372

ZNOMICS, INC.
 (Exact name of registrant as specified in its charter)

Nevada	52-2340974
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

301 Carlson Parkway, Suite 103
Minneapolis, MN	55305
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [X]   No [  ]

The aggregate market value of the voting common stock held by non-affiliates of the Registrant (assuming officers, directors and 10% shareholders are affiliates), based on the last sale price for such stock on June 30, 2010: $164,000. The Registrant has no non-voting common stock.

As of February 15, 2011, there were 52,519,896 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ZNOMICS, INC.

FORM 10-K
 Year Ended December 31, 2010

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

Description of Business

We have had no material business operations since April 13, 2009. We are currently seeking and investigating potential assets, property or businesses to acquire, and intend to commence operations in the future through the acquisition of a "going concern." These types of transactions are customarily referred to as "reverse" reorganizations or mergers in which the acquired company's shareholders become controlling shareholders in the acquiring company and the acquiring company becomes the successor to the business operations of the acquired company. We are unable to predict the time as to when and if we may actually participate in any specific business endeavor, and will be unable to do so until we determine the particular industries in which we may engage.

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

Sarbanes/Oxley Act

We are also subject to the Sarbanes-Oxley Act of 2002. The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members' appointment, compensation and oversight of the work of public companies' auditors; management assessment of our internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act requires significant legal and accounting expenditures.  Our current market capitalization is less than $75 million; therefore we are not subject to having our independent accountants audit our conclusions about internal controls.

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

 Employees

As of December 31, 2010, we have no paid employees.

ITEM 1A.       RISK FACTORS.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 1B.       UNRESOLVED STAFF COMMENTS.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2.          PROPERTIES.

On February 12, 2010, we terminated our office lease agreement in Portland, OR and presently have no assets or property.  Our principal executive office address and telephone number are the business office address and telephone number of our Chairman and Chief Executive Officer, and are currently provided at no cost.

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

PART II

ITEM 5.           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

As of December 31, 2010, our authorized capital stock consisted of 90,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares, $0.001 par value per share preferred stock. There was no preferred stock outstanding as of December 31, 2010.

There is currently no established public trading market for our stock.  Our common stock has traded on the OTC Bulletin Board under the symbol of "ZNOM.OB." The following are the range of high and low sales price information for the common stock by quarter as reported by the OTC Bulletin Board since January 1, 2009. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  In addition, the quotations are not reflective of regular trading on an established public trading market.

Year Ended December 31, 2009
	High	Low
Quarter ended March 31	$.24	$.03
Quarter ended June 30	$.09	$.03
Quarter ended September 30	$.05	$.02
Quarter ended December 31	$.05	$.03
Year Ended December 31, 2010
Quarter ended March 31	$.04	$.01
Quarter ended June 30	$.02	$.01
Quarter ended September 30	$.22	$.01
Quarter ended December 31	$.24	$.01

Holders of Our Common Stock

As of December 31, 2010, 52,519,896 shares of our common stock were issued and outstanding, and were held by 91 shareholders of record.

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

Transactions Involving the Unregistered Issuance of our Equity Securities

No sales of unregistered securities have occurred during the fourth quarter of 2010, the period covered by this report.

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

ITEM 6.           SELECTED FINANCIAL DATA.

As a smaller reporting company, we are not required to provide the information required by this item

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS.

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words "believes," "project," "expects," "anticipates," "estimates," "intends," "strategy," "plan," "may," "will continue," "will likely result," and similar expressions. Our forward-looking statements in this report generally relate to: (i) our intent to locate and negotiate with an operating company that would merge into the Company; (ii) our expectations with respect to the broad array of industries in which we may seek a merger candidate; (iii) the factors management may consider in deciding whether to participate in any business endeavor; (iv) management’s intent to meet personally with management and key personnel of potential merger candidates, and to visit facilities, obtain analysis of the information gathered, and other methods that management may use to review potential merger candidates; (v) the anticipated means by which we may identify potential merger candidates and the expected costs associated therewith; (vi) our current intent not to compensate management; (vii) our intent not to declare dividends; (viii) our expectations with respect to results of operations in the 2011 fiscal year; and (ix) our beliefs with respect to cash requirements and the adequacy of cash. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.

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

       Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months of less to be cash equivalents.  These investments include money market funds.  At December 31, 2009, the Company’s cash equivalents held in a money market fund at US Bank were $1,000.

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

We account for income taxes pursuant to Financial Accounting Standards Board guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. We believe our income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties have been recorded at December 31, 2010 and 2009.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company has three open years of tax returns subject to examination.

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

The Company estimates the fair value of stock-based payment awards on the date of grant using an option pricing model. This option pricing model involves a number of assumptions, including the expected lives of stock options, the volatility of the public market price for the Company's common stock and interest rates. The Company is using the Black-Scholes option pricing model. Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that are ultimately expected to vest.

 Results of Operations

     Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist principally of salaries, benefits, stock-based compensation expense, and related costs for personnel in our executive, finance, accounting, information technology, and human resource functions. Other general and administrative expenses include professional fees for legal, consulting, and accounting services.

Research and Development Expenses. Research and development expense historically consisted of costs associated with research activities as well as costs associated with our product development efforts. These expenses included external research and development expenses incurred pursuant to agreements with third party service organizations, technology access and licensing fees related to the use of proprietary third party technologies, employee expenses, including salaries, stock-based compensation expense, third party supplier expenses and facility costs. Our research and development expenses decreased to $0 in the 2010 fiscal year due to the discontinuance of all scientific and drug discovery activities in the Spring of 2009.

Investment and Other Income. Investment and other income consist of interest and other income on our cash and short-term investments. Our short term investments typically consist of money market funds.

Financing Activities

We have incurred substantial losses since our inception. As of December 31, 2010, our accumulated deficit was approximately $6.6 million. Financial results for 2010 reflect a consolidated net loss from operations of $155,000. We expect to continue to incur net losses as we incur expenses related to seeking a business opportunity and our ongoing costs of being a public reporting company.  Because we have no revenues, we plan to use our current cash reserves, which came from the cash received on February 10, 2010, as well as potential future advances from the Purchasers under the Discretionary Notes to fund our ongoing operating costs.

Our ability to continue as a going concern is dependent on our success at finding an acquisition candidate in a timely manner.  We believe our cash position at December 31, 2010 and advances expected from the Purchasers under the Discretionary Notes, will allow us to fund operations for at least the next 12 months, and through the date a target company merges into the Company.

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

Fiscal Years Ended December 31, 2010 and 2009

     Revenue

Sales and revenue decreased from $40,000 to $0, from 2009 to 2010.  The decrease was the result of the Company’s decision to terminate its operations in April 2009.

     Operating Expenses

Operating expenses decreased from $1.1 million to $155,000 from 2009 to 2010.  This decrease was the result of the Company’s decision to terminate its operations in April 2009.

Selling, general and administrative expense decreased from $836,000 in 2009 to $155,000 in 2010, due to the Company’s decision to terminate its operations in April 2009.

Research and development expense decreased from $176,000 in 2009 to $0 in 2010, also related to the decision to terminate operations.

     Income Taxes

No income tax provision is recorded for 2010 or 2009, due to net operating losses and a full valuation allowance preventing the recognition of deferred tax benefits.

Liquidity and Capital Resources

     Cash Flows from Operating Activities

The $142,000 of cash used by operations in 2010 represented a $736,000 decrease in cash used from the $878,000 of cash used in operations in 2009. In 2010, we recorded a net cash outflow of $155,000 from our loss from operations, net of a non-cash adjustment of $3,000 from stock based compensation. This adjustment was further offset by a decrease in operating assets and liabilities of $10,000. The $878,000 of cash used by operations in 2009 was determined as follows: a net cash outflow of $679,000 from our loss from operations, net of non-cash adjustments as follows: (1) ($369,000) from a gain on sale of property and equipment; (2) $49,000 from asset impairment; (3) $55,000 from depreciation; (4) $11,000 from stock based compensation; (5) $101,000 from stock warrant expense; (6) $29,000 from issuance of stock for licensing and services and (7) $37,000 from certain shareholders to settle specific expenses.  These adjustments were further offset by the change in operating assets and liabilities of ($112,000).

     Cash Flows from Investing Activities

We received $4,000 of cash from selling our remaining assets during the first quarter of 2010.  We sold substantially all of our assets in the second quarter of 2009, after the decision was made to cease operations, generating proceeds of approximately $460,000.

We do not anticipate any significant capital expenditures in 2011.

     Cash Flows from Financing Activities

We received $125,000 of cash from the sale of common stock during 2010.  We had no net cash used in or provided by financing activities during the year ended December 31, 2009.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing as a public company and/or the payment of expenses associated with legal fees, accounting fees and reviewing or investigating any potential business ventures.  Any cash needs may be advanced by management or principal stockholders as loans to us. On February 10, 2010, the Company executed Discretionary Advance Secured Promissory Notes in favor of each Purchaser (the “Discretionary Notes”), who may make advances to the Company from time to time. The amounts due under the Discretionary Notes, if any, will accrue interest at an annual rate of 5% and be due on the earlier to occur of a business combination between the Company and an operating business and February 10, 2013, or upon the Company’s insolvency or a material breach of the Stock Purchase Agreement. The Discretionary Notes are secured by all of the Company’s assets. We believe the cash flows from our planned financing activities will be sufficient to meet our limited needs during the next twelve months. However, the Purchasers are not obligated to make advances under the Discretionary Notes. If we require cash in addition to the amount currently on hand, there is no guarantee we will be able to obtain an adequate amount pursuant to the Discretionary Notes, and there is no guarantee we will be able to obtain alternative financing on favorable terms, if at all.

Off Balance Sheet Arrangements

As of December 31, 2010, we did not have any off balance sheet arrangements.

ITEM 7A.       QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

10	Report of Independent Registered Public Accounting Firm

11	Balance Sheets as of December 31, 2010 and 2009

12	Statements of Operations for the years Ended December 31, 2010 and 2009 and the period from September 13, 2001 (Inception) to December 31, 2010

13	Statement of Stockholders' Equity for the period from September 13, 2001 (Inception) to December 31, 2010

14	Statements of Cash Flows for the years ended December 31, 2010 and 2009 and the period from September 13, 2001 (Inception) to December 31, 2010

15	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED
 PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Znomics, Inc.
Minneapolis, Minnesota

We have audited the accompanying balance sheets of Znomics, Inc. (a development stage enterprise) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2010 and 2009, and for the period from September 13, 2001 (inception) through December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Znomics, Inc. (a development stage enterprise) as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009, and for the period from September 13, 2001 (inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company had net losses for the years ended December 31, 2010 and 2009 and had an accumulated deficit at December 31, 2010.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moquist Thorvilson Kaufmann Kennedy & Pieper LLC
Edina, Minnesota
March 4, 2011

ZNOMICS, INC.
 (A Development Stage Enterprise)

Balance Sheets (in thousands except per share data)
 December 31

	2010	2009
Assets
Current assets:
Cash	$38	$51
Prepaid expenses	4	58

Total current assets	42	109

Property and equipment, net of accumulated depreciation	--	4
Total assets	$42	$113

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2	$16
Accrued liabilities	38	68

Total current liabilities	40	84
Total liabilities	40	84

Stockholders' equity:
Common stock, $0.001 par value, 90,000,000 shares authorized 52,519,896 and
11,695,060 shares issued and outstanding at December 31, 2010 and 2009, respectively	53	12

Additional paid-in capital	6,499	6,412
Deficit accumulated during the development stage	(6,550)	(6,395)

Total stockholders' equity	2	29
Total liabilities and stockholders' equity	$42	$113

The accompanying notes are an integral part of these financial statements.

ZNOMICS, INC.
 (A Development Stage Enterprise)

Statements of Operations (in thousands except per share data)
 For the Years Ended December 31, 2010 and 2009
 and the Period from September 13, 2001 (Date of Inception) to December 31, 2010

			September 13,
	Year Ended	Year Ended	2001(Inception)
	December 31,	December 31,	to December 31,
	2010	2009	2010
Sales related to products and services	$--	$40	$1,015
Grant revenue	–	–	2,006
Total sales and revenue	--	40	3,021

Operating expenses:
Cost of products and services	–	--	2,434
Grant expense	–	–	2,006
Selling, general and administrative	155	836	3,743
Asset impairment	--	49	49
Research and development	--	176	1,702
Total operating expenses	155	1,061	9,934
Loss from operations	(155)	(1,021)	(6,913)

Other income (expense):
Gain from sale of assets related to discontinued operations	--	369	369
Investment income	--	1	112
Interest expense	--	(28)	(81)
Other expense, net	–	--	(37)
Total other income	--	342	363
Loss before income taxes	(155)	(679)	(6,550)
Income tax expense	–	–	–
Net loss	$(155)	$(679)	$(6,550)

Net Loss per share - Basic and diluted	$(0.00)	$(0.06)
Weighted average common shares outstanding:
Basic and diluted	47,710,395	11,559,717

The accompanying notes are an integral part of these financial statements.

ZNOMICS, INC.
 (A Development Stage Enterprise)

Statement of Stockholders' Equity (in thousands)
 For the Period from September 13, 2001 (Date of Inception) to December 31, 2010

												Deficit
												Accumulated
	Series A convertible				Series B convertible						Additional	during
	preferred stock				preferred stock				Common stock		paid-in	Development
	Shares		Amount		Shares		Amount		Shares	Amount	Capital	stage	Total

Balance at September 13, 2001			$–				$–			$–	$–	$–	$–
Issuance of common stock to founders - September 13, 2001									1,500	15			15
Issuance of Series A convertible preferred stock - January 30, 2002	657		7								650		657
Issuance of Series B convertible preferred stock - April 13, 2005					127		1				253		254
Contribution of laboratory equipment											23		23
Net loss from September 13, 2001 to December 31, 2005												(863)	(863)
Balance at December 31, 2005	657		7		127		1		1,500	15	926	(863)	86
Net loss												(129)	(129)
Balance at December 31, 2006	657		7		127		1		1,500	15	926	(992)	(43)
Cancellation of preferred and common stock on merger	(657)		(7)		(127)		(1)		(1,500)	(15)			(23)
Issuance of common stock on merger									11,073	11	4,198		4,209
Issuance of stock warrants											207		207
Stock option compensation											294		294
Net loss												(1,192)	(1,192)
Balance at December 31, 2007	–		–		–		–		11,073	11	5,625	(2,184)	3,452
Issuance of common stock									297	–	439		439
Stock option compensation											171		171
Net loss												(3,532)	(3,532)
Balance at December 31, 2008	–		–		–		–		11,370	11	6,235	(5,716)	530
Issuance of common stock									325	1	28		29
Stock option and warrant compensation											112		112
Contribution by certain shareholders to settle specific expenses											37		37
Net loss												(679)	(679)
Balance at December 31, 2009	–		$–		–		$–		11,695	$12	$6,412	$(6,395)	$29
Issuance of common stock									40,812	41	84		125
Issuance of common stock for services									8
Issuance of common stock to cancel warrants									5
Stock option compensation											3		3
Net loss												(155)	(155)
Balance at December 31, 2010		-		$-		-		$-	52,520	53	6,499	(6,550)	2

The accompanying notes are an integral part of these financial statements.

ZNOMICS, INC .
 (A Development Stage Enterprise)

Statements of Cash Flows (in thousands)
 For the Years Ended December 31, 2010 and 2009
 and the Period from September 13, 2001 (Date of Inception) to December 31, 2010

			September 13, 2001
	Year Ended	Year Ended	(Inception) to
	December 31,	December 31,	December 31,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(155)	$(679)	$(6,550)
Adjustments to reconcile net loss to net cash from operations:
(Gain) loss on sale of property and equipment		(369)	(366)
Asset impairment		49	49
Depreciation and amortization		55	465
Stock-based compensation charges	3	11	479
Stock warrant expense		101	138
Issuance of stock for licensing and services		29	414
Non-cash contribution by certain shareholders to settle specific expenses		37	37
Changes in operating assets and liabilities:
Accounts receivable		43	–
Prepaid and other expenses	54	102	67
Accounts payable	(14)	(221)	2
Accrued liabilities	(30)	4	38
Deferred revenue		(40)	212
Net cash used by operating activities	(142)	(878)	(5,015)

Cash flows from investing activities:
Capital expenditures	–	--	(884)
Proceeds from sale of equipment and other assets	4	460	546
Net cash (used) provided by investing activities	4	460	(338)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	125	--	4,531
Proceeds from issuance of preferred stock	–	–	860
Proceeds from issuance of debt		225	865
Principal payments, capital leases and notes payable		(225)	(865)
Net cash provided by financing activities	125	--	5,391
Net (decrease) increase in cash and cash equivalents	(13)	(418)	38
Cash at beginning of period	51	469	–
Cash at end of period	$38	$51	$38

Supplemental disclosures:
Cash paid for interest	$--	$28	$58
Issuance of common stock for prepaid consulting fees	$–	$--	$70
Sale of ZeneMark library copy as offset to deferred revenue	$--	212	$212

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

As a development stage enterprise, the Company has not yet generated significant revenue.  Accordingly, the Company is considered to be in the development stage as of December 31, 2010.

As required for development stage companies, cumulative statements of operations and cash flows from September 13, 2001 (date of inception) through December 31, 2010 have been presented along with the statements of operations and cash flows for the years ended December 31, 2010 and 2009.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months of less to be cash equivalents.  These investments include money market funds.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant, equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined by reference to market prices or through discounted cash flow analysis, depending on the asset.  After selling substantially all of the Company’s fixed assets, an impairment loss against the remaining assets was recorded totaling $49,000 for the year ended December 31, 2009.

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

We account for income taxes pursuant to Financial Accounting Standards Board guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. We believe our income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties have been recorded at December 31, 2010 and 2009.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company has three open years of tax returns subject to examination.

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

The Company estimates the fair value of stock-based payment awards on the date of grant using an option pricing model. This option pricing model involves a number of assumptions, including the expected lives of stock options, the volatility of the public market price for the Company's common stock and interest rates. The Company is using the Black-Scholes option pricing model. Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that are ultimately expected to vest.

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

For the years ended December 31, 2010 and 2009, options, share based payments and warrants exercisable representing convertible securities were excluded from the calculation of the diluted net loss per share as their effect would have been anti-dilutive.

Recent Accounting Pronouncements

In January 2010, the FASB issued Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. This guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of this guidance did not have a material impact on our financial statements.

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

NOTE 3. SIGNIFICANT EVENTS DURING 2010

On February 10, 2010, the Company cancelled warrants to purchase an aggregate of 237,495 shares of Company common stock at $1.50 per share, which warrants were issued in connection with the Company’s November 5, 2007 reverse merger and held by two warrant holders. In exchange for cancelling the warrants, the Company issued an aggregate of 4,950 shares of common stock to the two warrant holders which had a fair value of $15.

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

The Company terminated its agreements and relationships with Cascade Summit, LLC, its managing member, David N. Baker, and their affiliates (collectively, “Cascade”), pursuant to a Letter Agreement effective January 4, 2010 (the “Cascade Letter Agreement”). The terminated agreements include but are not limited to an Advisory Agreement dated April 29, 2009 and a Consulting Agreement dated April 18, 2008. Under the Cascade Letter Agreement, Cascade released all claims that it may have against the Company in exchange for the Company’s payment of $25,000 to Mr. Baker. In addition, certain Company stockholders (not including any of the Purchasers) agreed to transfer an aggregate of 300,000 shares of Company common stock to Cascade, to make an aggregate cash payment of $15,000 to Mr. Baker and to make an aggregate cash payment of $10,000 to Mr. Baker promptly following the conclusion of the reverse merger or other transaction that effects a transition of the Company into an operating company, or June 30, 2011, whichever occurs first.  The Company had recorded its $25,000 obligation as a liability at December 31, 2009 and the stockholders obligation totaling $37,000 (future cash payments of $25,000 and the stock valued at $12,000) as a contribution to capital.  The Company paid its $25,000 obligation on January 4, 2010.

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

In addition on February 10, 2010, the Company issued 4,000 shares of Company common stock to each of two former consultants in exchange for services rendered, which had a total fair value of $24.

In connection with the Stock Purchase Agreement, the Company and the Purchasers entered into a Registration Rights Agreement dated February 10, 2010 (the “Registration Rights Agreement”). The Registration Rights Agreement gives the Purchasers certain demand and piggyback registration rights.

Also on February 10, 2010, the Company executed Discretionary Advance Secured Promissory Notes in favor of each Purchaser (the “Discretionary Notes”), who may make advances to the Company from time to time. The amounts due under the Discretionary Notes, if any, will accrue interest at an annual rate of 5% and be due on the earlier to occur of a business combination between the Company and an operating business and February 10, 2013, or upon the Company’s insolvency or a material breach of the Stock Purchase Agreement. The Discretionary Notes are secured by all of the Company’s assets.  No advances have been made under the Discretionary Notes as of December 31, 2010.

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

NOTE 4. SALE OF ASSETS

On January 5, 2009, the Company and the President and Fellows of Harvard College (“Harvard”) entered into a Biological Material Agreement pursuant to which frozen zebrafish sperm samples and copies of the Company’s ZeneMark library and genetic databases (together, the “Materials”), were transferred to Harvard. Dr. Alex Schier, who is the principal investigator at Harvard for the project related to the Materials (the “Recipient Scientist”). The agreement grants Harvard a non-exclusive right, title and interest in the Materials for the limited purpose of its, or the Recipient Scientist’s, research programs and precludes Harvard and the Recipient Scientist from providing the Materials to a for-profit entity for commercial use. The agreement provided for total consideration of $242,000 comprised of, among other things, (i) an aggregate of $30,000 in cash, payable by the Recipient Scientist to the Company, and (ii) Harvard’s forfeiture of any rights, refunds and/or credits owed to it by the Company under the terms of 2006 biological material transfer and collaborative research agreement, which was terminated effective January 5, 2009. The 2006 biological material transfer agreement had remaining deferred revenue totaling $212,000 on the termination date. As a result of such agreement, the Company recognized $212,000 in deferred revenue and received $30,000 in cash. In addition, Harvard granted the Company, until December 15, 2011 (i) a paid-up, royalty free, worldwide, non-exclusive license to use any invention by the Recipient Scientist using the Materials for internal research purposes and (ii) an exclusive option to negotiate, subject to certain limitations and restrictions set forth in the Agreement, a royalty-bearing, exclusive, worldwide license under Harvard’s rights and interests in any invention derived from the Materials.

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

NOTE 5. PREPAIDS AND OTHER EXPENSES

Prepaid expenses consist of the following, in thousands:

	December 31
	2010	2009
Various insurance policies	$4	$58

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following, in thousands:

	December 31,
	Useful Lives	2010	2009

Office equipment	2-3 years	$--	$8
Less accumulated depreciation		--	(4)
Property and equipment, net		$--	$4

Depreciation expense was $0 and $55,000 for the years ended December 31, 2010 and 2009, respectively.  For 2009, the $55,000 of depreciation expense was recorded in the statement of operations as selling, general and administration expense.

NOTE 7. ACCRUED LIABILITIES

Accrued liabilities consist of the following, in thousands:

	December 31
	2010	2009
Payroll liabilities	$--	$11
Rent – disputed	27	27
Cascade Settlement	--	25
Legal and Accounting	11	4
Other	--	1
	$38	$68

NOTE 8. LONG TERM DEBT

As of December 31, 2010, the Company had no outstanding long term debt.

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

NOTE 9. OPERATING LEASE

The Company leased office and laboratory facilities under an operating lease. Rent expense for the years ended December 31, 2010 and 2009 was $0 and $29,000, respectively.  The lease was terminated in February 2010.

NOTE 10. STOCKHOLDERS' EQUITY

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

Issuances During 2010

As discussed in Note 3, pursuant to the Stock Purchase Agreement, on February 10, 2010, the Company issued 40,811,886 shares of common stock for total consideration of $125,000, paid in cash upon issuance of the Shares.

As consideration for services rendered, the Company issued 8,000 shares of its common stock to two former consultants.  In addition, in exchange for cancelling certain warrants (see Note 11), the Company issued an aggregate of 4,950 shares of common stock to the two warrant holders.  The total fair value of these issuances was $37.

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

NOTE 11. STOCK OPTIONS AND WARRANTS

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

The options expire on the last business day prior to the tenth anniversary of the grant award date, currently 2015 to 2018, unless fully exercised or terminated earlier. The options primarily vest and become exercisable either; 25% on the award date and 25% ratably thereafter, or, vest ratably commencing one year from the award date. The options vest over periods ranging from immediately to five years.

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

Also on February 10, 2010, four of the Company’s current and former officers agreed to amend their warrants to purchase an aggregate of 1,441,780 shares of Company common stock at $0.03 per share, which warrants were issued in May 2009 (the “2009 Warrants”). In exchange for aggregate cash consideration of $1,100, the warrant holders agreed to relinquish their right, upon any subsequent sale of equity by the Company at a price per share lower than the exercise price, to receive a reduction in the exercise price for the warrant and additional warrant shares. The Company also executed identical warrant agreement amendments for warrants to purchase an aggregate of 244,730 shares of common stock issued to two former employees in May 2009.

Stock warrant expense was $0 in 2010 and $101,000 in 2009.

The following schedules present stock options and warrants awarded and unexercised for the years ended December 31, 2010 and 2009:

				Aggregate
	Number of		Exercise Price	Intrinsic
	Options	Warrants	per Share	Value

Outstanding at December 31, 2008	1,795,621	237,495	$0.92 – 2.80
Granted	–	1,686,510	.03

Forfeited	(1,685,121)	–	0.92 – 2.75

Outstanding at December 31, 2009	110,500	1,924,005	$.03 – 2.80
Forfeited	(8,000)	(237,495)	1.50 – 2.55
Outstanding at December 31, 2010	102,500	1,686,510	$0.03 – 2.80	$0.00
Exercisable at end of year	96,117	1,686,510	$0.03 – 2.80

The following table summarizes information about stock options outstanding as of December 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
Range of		Remaining	Average		Remaining	Average
Exercise Prices	Number	Contractual Life (Years)	Exercise Price	Number	Contractual Life (Years)	Exercisable Price
$1.00 - $2.80	102,500	5.6	$2.25	96,117	5.6	$2.24

The table below summarizes the stock-based compensation expense, in thousands:

	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009
General and administrative	$3	$11
Total stock-based compensation expense included in loss from operations	$3	$11

No stock options or warrants have been exercised to date.

There remains approximately $6,000 of total unrecognized stock option compensation expense, which is expected to be recognized over future periods, approximately 2 years.

NOTE 12. INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal rate to pretax income as a result of the following differences, in thousands:

	December 31
	2010	2009
Tax benefit computed at the federal statutory rate of 34%	$(53)	$(231)
State income tax benefit, net of federal benefit	(11)	(39)
Stock-based compensation	–	37
Permanent differences and other	(47)	52
Change in valuation allowance	111	181
Income tax provision	$–	$–

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Significant components of the deferred tax assets are as follows, in thousands:

	December 31
	2010	2009
Deferred tax assets:
Accrued expenses and other	$36	$36
Fixed assets	–	26
Net operating loss carryforwards	2,323	2,186
Valuation allowance	(2,359)	(2,248)
Net deferred tax assets, net of valuation allowance	–	--

A valuation allowance of $2,359,000 and $2,248,000 at December 31, 2010 and 2009, respectively, has been recorded to offset net deferred tax assets as the Company is unable to conclude that it is more likely than not that such deferred tax assets will be realized.

At December 31, 2010, the Company has federal, state, and local net operating loss carryforwards of approximately $5.7 million, $5.7 million and $5.0 million, respectively, which begin to expire in 2021, 2016, and 2012, respectively.

Utilization of net operating losses, credit carryforwards, and certain deductions may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The tax benefits related to future utilization of federal and state net operating losses, tax credit carryforwards, and other deferred tax assets may be limited or lost entirely if cumulative changes in ownership exceeds 50% within any three-year period which most likely occurred with the Company’s stock issuance on February 10, 2010. Additional limitations on the use of these tax attributes could occur in the event of possible disputes arising in examinations from various taxing authorities.

At December 31, 2010, the Company has no unrecognized tax benefits or associated interest and penalties.  The Company does not expect any significant increases or decreases in its unrecognized tax benefits within the next twelve months of this reporting date.

The Company is subject to U.S. Federal and Oregon state income taxes.  The Company is no longer subject to U.S. Federal or Oregon income tax examinations for years before 2007.  However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward amount.

The Company is not currently under Internal Revenue Service ("IRS") or Oregon tax examinations.

NOTE 13. EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the years ended December 31, 2010 and 2009:

	2010	2009
Basic earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(155,000)	$(679,000)
Weighted average of common shares outstanding	47,710,395	11,559,717
Basic net earnings (loss) per share	$(0.00)	$(0.06)

Diluted earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(155,000)	$(679,000)
Weighted average of common shares outstanding	47,710,395	11,559,717
Stock Options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares
Outstanding	47,710,395	11,599,717
Diluted net income (loss) per share	$(0.00)	$(0.06)

(1)
At December 31, 2010, there were common stock equivalents attributable to outstanding stock options of 102,500 common shares and 110,500 common shares at December 31, 2009. The stock options are anti-dilutive at December 31, 2010 and 2009 and therefore have been excluded from diluted earnings per share.

(2)
At December 31, 2010, there were common stock equivalents attributable to warrants of 1,686,510 common shares and 1,924,005 common shares at December 31, 2009.  The warrants are anti-dilutive for the years ended December 31, 2010 and 2009 and therefore have been excluded from diluted earnings per share.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                        FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.       CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of December 31, 2010, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded, as discussed below, that a material weakness existed in our internal control over financial reporting as of December 31, 2010 and as a result, our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. We have designed our internal controls to provide reasonable, but not absolute, assurance that our financial statements are prepared in accordance with U.S. GAAP. We assess the effectiveness of our internal controls based on the criteria set forth in the Internal Control — Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. In performing the assessment for 2010, our management identified a continuation of a material weakness in internal control over financial reporting that was identified in 2009.  Specifically, a lack of segregation of duties in the financial reporting process.

Due to this material weakness, management has concluded that our internal control over financial reporting was not effective as of December 31, 2010.  However, management believes, at this time the costs of remediation outweigh the benefits given the limited operations of the Company. Notwithstanding the material weaknesses that existed as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America ("GAAP").

Changes in Internal Controls

During the fiscal quarter ended December 31, 2010, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Attestation Report

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.       OTHER INFORMATION.

All information required to be reported in a report on Form 8-K during the fourth quarter of the year covered by this report has been reported.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following information sets forth the names of our current directors and executive officers, their ages as of March 4, 2011 and their present positions.

Name	Age	Position Held with the Company
Tony J. Christianson	58	Chairman of the Board of Directors
Gordon F. Stofer	63	Director, Chief Executive Officer
David G. Latzke	51	Chief Financial Officer and Secretary
John C. Bergstrom	50	Director
Kerry D. Rea	52	Director

Set forth below is a brief description of the background and business experience of our significant executive officers and directors.

Tony J. Christianson, 58, became a director of Znomics, Inc. on February 10, 2010.  Mr. Christianson co-founded the Cherry Tree family of companies, an affiliated group of investment banking, venture capital and asset management firms in Minneapolis (collectively, “Cherry Tree”), in 1981 and currently serves as the Chairman of Cherry Tree Companies, LLC. Affiliates of Cherry Tree Companies act as the general partner of Adam Smith Fund, LLC and Adam Smith Growth Partners, L.P.  Mr. Christianson also serves as a director of each of The Dolan Company (NYSE:DM), an information services provider; Peoples Educational Holdings, Inc. (NASDAQ: PEDH), an educational materials publisher; AmeriPride Services, Inc., a provider of customized apparel for companies; Titan Machinery, Inc. (NASDAQ: TITN), a provider of new and used farm  and construction equipment and Arctic Cat, Inc. (NASDAQ:ACAT), a manufacturer of snowmobiles and related equipment.  Mr. Christianson also served as a director of Capella Education Company (NYSE: CPLA) from 1993 to 2006 and Fair Isaac Corporation (NYSE:FICO) from 1999 to 2009.  Mr. Christianson is a graduate of Saint John’s University in Collegeville, Minnesota, B.S., and Harvard Business School, M.B.A. Mr. Christianson offers invaluable insight in mergers and acquisitions, business and capital strategy, investor relations, and corporate governance through his experience managing Cherry Tree Companies and his service on the boards of a number of public companies.

Gordon F. Stofer, 63, became a director of Znomics, Inc. on February 10, 2010.  Mr. Stofer co-founded Cherry Tree in 1981 and currently serves as the Chief Executive Officer of Cherry Tree Companies, LLC. Mr. Stofer has also served as a director of Insignia Systems, Inc. (NASDAQ: ISIG), an in-store display provider, since February 1990. Mr. Stofer has been a director of numerous public and private companies over the past 30 years. Mr. Stofer is a graduate of Cornell University, B.S., and Harvard Business School, M.B.A. Mr. Stofer offers invaluable insight in mergers and acquisitions, operational management, investor relations and corporate governance through his experience managing Cherry Tree Companies and his service on the boards of a number of public companies.

David G. Latzke, 51, has served as Chief Financial Officer and Secretary of Znomics, Inc. since February 10, 2010.   Mr.

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

John C. Bergstrom, 50, became a director of Znomics, Inc. on February 10, 2010.  Mr. Bergstrom has served as a partner with RiverPoint Investments, a St. Paul, Minnesota-based business and financial advisory firm, since June 1995. Mr. Bergstrom is also a director of The Dolan Company (NYSE: DM) an information services provider, and Peoples Educational Holdings, Inc. (NASDAQ: PEDH), an educational materials publisher.   Mr.  Bergstrom also served as a director of Make Music, Inc. ( NASDAQ:MMUS)  (2004- 2006). Mr. Bergstrom also serves as a director for several private companies including Tecmark, Inc., a provider of business services focused on loyalty marketing programs; Instrumental, Inc., a provider of technology services to the government sector; Creative Publishing Solutions, Inc., a specialty marketing publisher; Cramer, LLC, an office furniture supplier; and JobDig, Inc., a provider of employment advertising services.   Mr. Bergstrom is a graduate of Gustavus Adolphus College, B.A., and the University of Minnesota, M.B.A.  Mr. Bergstrom has built his career advising companies and he is a skilled adviser to us in the areas of mergers and acquisitions, corporate governance, executive compensation and other organizational management matters.

Kerry D. Rea, 52, became a director of Znomics, Inc. on February 10, 2010.  Mr. Rea served as Chief Financial Officer of the Company from November 2007 until February 10, 2010. Since February 15, 2010, Mr. Rea has served as the Chief Financial Officer for Solar Nation.  Mr. Rea was a consultant from 2006 to November 2007. From 2004 to 2006 he served as Vice-President and Controller of AccessLine Communications, and served in various consulting roles from 2003 to 2004. From 1997 to 2002 he was Vice President of Finance and Vice President and Controller for Electric Lightwave. Mr. Rea is a graduate of Oregon State University, B.S.B.A. and Portland State University, M. Tax.  Mr. Rea has significant experience serving as an officer in several companies across several industries, including Chief Financial Officer of Znomics.  This experience will be valuable to the Company in the areas of mergers and acquisitions, operational management and historical perspective on Znomics.

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

Compliance with Section 16(a) of the Exchange Act

Not applicable.

 ITEM 11.      EXECUTIVE COMPENSATION.

Summary Compensation Table

For the 2010 fiscal year, our “named executive officers” (as defined in Item 402 of Regulation S-K) were Gordon F. Stofer, Chief Executive Officer, and Dwight Sangrey, who served as Chief Executive Officer until February 10, 2010.  We had no other named executive officers and did not pay any compensation to our named executive officers in 2010, or, with respect to Mr. Sangrey, in 2009.  Our named executive officers for the 2009 fiscal year were Dwight Sangrey, Mark Philip, and Kelly Rea.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers for all services rendered in all capacities to us for our fiscal years ended December 31, 2010 and 2009.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(5) ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Gordon F. Stofer(1)	2010								$--

Chief Executive Officer	2009								$--

Dwight Sangrey(2)	2010								$--

President And Chief	2009								$--

Executive Officer

Mark Philip(3)	2010							$500	$500

President And Chief	2009	$81,386			$37,503			$1,680	$120,569

Executive Officer

Kerry Rea(4)	2010	$25,975							$25,975

Chief Financial Officer	2009	$95,205			$14,584			$1,565	$111,354

(1)	Mr. Stofer become chief executive officer on February 10, 2010.
(2)	Mr. Sangrey was elected president and chief executive officer on October 18, 2009 and served in that role until February 10, 2010.
(3)
Dr. Philip was hired as our president and chief executive officer on August 14, 2008.  He resigned on October 18, 2009. “All other Compensation” for Dr. Philip consists of $500 for a release agreement signed in 2010 and $1,680 in 2009 for company match to the 401(k) plan.

(4)
Mr. Rea was hired as our chief financial officer on November 12, 2007 and served in that role until February 10, 2010.  “All other Compensation” for Mr. Rea consisted of company match to the 401(k) plan of $1,565 in 2009.

(5)	Amounts reflect the expense recognized for accounting purposes calculated in accordance with FASB ASC Topic 718.

Assumptions used in calculating expense as required by FASB ASC Topic 718 are described in Note 11 to our Financial Statements included elsewhere in this report. Additional details regarding the terms of awards under the Stock Option Plan are described in the table "Outstanding Equity Awards at Fiscal Year-End," included in Item 12 of this report.

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

The Company estimates the fair value of stock-based payment awards on the date of grant using an option pricing model. This option pricing model involve a number of assumptions, including the expected lives of stock options, the volatility of the public market price for the Company's common stock and interest rates. The Company is using the Black-Scholes option pricing model. Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that are ultimately expected to vest.

Narrative Disclosure to the Summary Compensation Table

     Gordon Stofer, Chief Executive Officer

Mr. Stofer has served as our Chief Executive Officer since February 10, 2010.  Mr. Stofer is not being paid for his services.

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

We paid Mr. Philip a base salary of $81,386 in 2009.  In May 2009, we granted Dr. Philip a warrant to purchase 625,780 shares of common stock for $0.03 per share, in exchange for cancellation of all outstanding options previously granted to him. As previously disclosed, Dr. Philip resigned as President and Chief Executive Officer in October 2009, but agreed to continue to provide consulting services to the Company for $250 per hour.

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

     Kerry Rea, Former Chief Financial Officer

We paid Mr. Rea a base salary of $92,205 in 2009.  In May 2009, we granted Mr. Rea a warrant to purchase 243,350 shares of common stock for $0.03 per share, in exchange for cancellation of all outstanding options previously granted to him.  Mr. Rea resigned as chief financial officer on February 10, 2010 but continues to serve as a director.  Mr. Rea received $25,975 for service as principal financial officer in 2010.

Stock Option Grants

We adopted a stock incentive plan in 2002 (the "Plan") to promote our long-term growth and profitability by incentivizing employees, officers, directors and consultants. The Plan, which is our only equity compensation plan, permits the grant of stock options, stock appreciation rights, restricted or unrestricted stock awards or other stock-based awards. The board of directors has authorized up to 2,193,258 shares to be issued under the Plan. As of December 31, 2010, there were 102,500 options outstanding pursuant to the Plan. No awards were made under the Plan in 2010.  We do not intend to grant additional awards under the Plan, unless grants are made in connection with a future business combination with an operating company.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options and warrants, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2010.

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

Compensation of Directors

The Company’s directors were not compensated for their services in 2010.  Kerry Rea held an aggregate of 243,350 warrants to purchase Company common stock as of December 31, 2010.  No other director held stock or option awards as of December 31, 2010.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                         STOCKHOLDERS MATTERS.

The following table provides information concerning our equity compensation plans as of December 31, 2010.

	Number of		Number of
	securities to	Weighted-	securities
	be issued	Average	remaining
	Upon	Exercise	available for
	Exercise of	price of	future
	outstanding	outstanding	issuance
	Options,	options,	Under equity
	Warrants and	Warrants and	compensation
Plan category	rights (1)	Rights	plans(1)
Equity compensation plans approved by security holders	1,789,010	$.16	404,248
Equity compensation plans not approved by security holders	-	-	-
Total	1,789,010	$.16	404,248

 (1) All option numbers and exercise prices have been retroactively adjusted for all forward or reverse stock splits.

For more information about our equity incentive plans, see Item 11, “Executive Compensation—Stock Option Grants.”

The following table sets forth certain information regarding beneficial ownership of our common shares as of March 4, 2011, by (i) each person or entity who is known by us to own beneficially more than 5% of our common shares, (ii) each of our directors, (iii) each of our named executive officers identified in the Summary Compensation Table above, and (iv) all our directors and executive officers as a group.

Beneficial Ownership of Current Directors, Current Executive Officers, Current Directors and Executive Officers as a group, and 5% Holders as of March 4, 2011:

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

(3) Includes warrants to purchase 243,350 shares of Common Stock.

The following table sets forth the number of shares of Common Stock beneficially owned as of March 4, 2011, by: (i) each person who was a named executive officer during the Company’s last completed fiscal year and not currently an executive officer; and (ii) all former executive officers as a group. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

  Beneficial Ownership of former 2010 Named Executive Officers as of March 4, 2011:

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Dwight A. Sangrey (1)	728,090	1.4%
All Former Officers and Directors As a Group (1 person)	728,090	1.4%
_________________
* Less than 1%

(1) Includes options to purchase 25,000 shares of common stock exercisable within 60 days of March 18, 2011.

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

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

Below is the table of Audit Fees billed by our auditors in connection with the audit of the Company’s annual financial statements for the years ended:

	2010		2009
Audit Fees	$15,000	(1)	$32,750	(2)
Audit-Related Fees	--		135
Tax Fees	--		--
All Other Fees	--		--
	$15,000		$32,885

(1)
2010 includes $15,000 billed by Moquist Thorvilson Kaufmann Kennedy & Pieper LLC, our current independent registered public accountant, for first, second and third quarter 2010 and annual attest work for 2010.

(2)
2009 includes $32,750 billed by Moquist Thorvilson Kaufmann Kennedy & Pieper LLC, our current independent registered public accountant, for first, second and third quarter 2009 and annual attest work for 2009.

Pre-approval

During fiscal year 2009, the Company’s audit committee was comprised of Dwight Sangrey, as Chair, and Steven Kurtz, as member. The Audit Committee approved all audit and non-audit services provided to the Company by Carver, Moquist & O’Connor, LLC, now renamed Moquist Thorvilson Kaufmann Kennedy & Pieper LLC (“MTK”) prior to management engaging MTK for that purpose.

Following completion of the transactions contemplated by the February 10, 2010 Stock Purchase Agreement, the entire Board of Directors, acting as the Audit Committee, is responsible for pre-approving all audit and permitted non-audit services to be performed for the Company by its Independent Registered Public Accounting Firm or any other auditing or accounting firm.  The Board of Directors did pre-approve all audit services in 2010.

PART IV

ITEM 15.      EXHIBITS, FINANICAL STATEMENTS AND SCHEDULES.

 (a)   Documents filed as part of this report.

(1) Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:
Report of Moquist Throvilson Kaufmann Kennedy & Pieper LLC on Financial Statements as of and for the years ended December 31, 2010 and 2009

Balance Sheets as of December 31, 2010 and 2009

Statements of Operations for the years ended December 31, 2010 and 2009

Statements of Shareholders’ Equity for the years ended December 31, 2010 and 2009

Statements of Cash Flows for the years ended December 31, 2010 and 2009

Notes to Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZNOMICS, INC.

By:  /s/ David G. Latzke
Name : David G. Latzke
Title : Chief Financial Officer

Date: March 4, 2011

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

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gordon F. Stofer	President and Chief Executive Officer (Principal Executive Officer)	March 4, 2011
Gordon F. Stofer

/s/ David G. Latzke	Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2011
David G. Latzke

/s/ John C. Bergstrom	Director	March 4, 2011
John C. Bergstrom

/s/ Kerry D. Rea	Director	March 4, 2011
Kerry D. Rea

/s/ Tony J. Christianson	Chairman of the Board of Directors	March 4, 2011
Tony J. Christianson

Incorporation by Reference Herein

Exhibit
Number	Description	Form	Filing Date

2.1	Stock Purchase Agreement by and among Znomics, Inc. and Purchasers Identified therein, dated as of February 10, 2010	Exhibit 2.1 to Current Report on Form 8-K (File No. 333-136372)	February 11, 2010

2.2	Agreement and Plan of Merger between Pacific Syndicated Resources, Inc. and Znomics Acquisition, Inc., dated November 5, 2007	Exhibit 2.1 to Current Report on Form 8-K, as amended (File No. 333-107300)	November 8, 2007

3.2	Bylaws of Pacific Syndicated Resources, Inc.	Exhibit 3.3 to Registration Statement on Form S-2, as amended (File No. 333-136372)	August 7, 2006

4.1*	Form of Common Stock Purchase Warrant	Exhibit 99.1 to Current Report on Form 8-K (File No. 333-107300)	June 1, 2009

4.2*	Amended Form of 2009 Warrant	Exhibit 4.1 to Current Report on Form 8-K (File No. 333-136372)	February 11, 2010

10.1*	2002 Stock Incentive Plan	Exhibit 10.1 to Current Report on Form 8-K (File No. 333-136372)	November 8, 2007

10.5*	Form of Stock Option Agreement	Exhibit 99.1 to Current Report on Form 8-K (File No. 333-136372)	September 23, 2008

10.15	Advisory Agreement, by and between Znomics, Inc. and Cascade Summit LLC, dated April 29, 2009	Exhibit 99.1 to Current Report on Form 8-K (File No. 333-136372)	May 5, 2009

10.16	Purchase Order, dated as of May 1, 2009, by and between Znomics Inc. and Vanderbilt University Medical Center	Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 333-107300)	May 15, 2009

10.17	Mark A. Philip Consulting Agreement, dated October 20, 2009	Exhibit 99.1 to Current Report on Form 8-K (File No. 333-136372)	October 22, 2009

10.18*	Letter Agreement between Znomics, Inc. and Mark A. Philip, dated February 10, 2010	Exhibit 10.1 to Current Report on Form 8-K (File No. 333-136372)	February 11, 2010

10.19	Letter Agreement among Znomics, Inc., David N. Baker, Cascade Summit, LLC and affiliates, effective January 4, 2010	Exhibit 10.2 to Current Report on Form 8-K (File No. 333-136372)	February 11, 2010

10.20	Form of Officer/Director Acknowledgement, effective February 10, 2010	Exhibit 10.3 to Current Report on Form 8-K (File No. 333-136372)	February 11, 2010

10.21	Registration Rights Agreement among Znomics, Inc. and the Investors named therein, dated February 10, 2010	Exhibit 10.4 to Current Report on Form 8-K (File No. 333-136372)	February 11, 2010

10.22	Form of Discretionary Note governing discretionary advances from each Purchaser to Znomics, Inc., dated February 10, 2010	Exhibit 10.5 to Current Report on Form 8-K (File No. 333-136372)	February 11, 2010

10.23	Engagement Agreement between Znomics, Inc. and Cherry Tree & Associates, LLC, dated February 10, 2010	Exhibit 10.6 to Current Report on Form 8-K (File No. 333-136372)	February 11, 2010

14.1	Code of Conduct	Incorporated by reference to Exhibit 14.1 of the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.	March 31, 2009

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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