Form 10-Q
period 2011-03-31
Znomics, Inc.
filed 2011-05-06
CIK 1371473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common shares outstanding of 52,519,896 as of May 3, 2011.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION
Item 1:	Financial Statements (unaudited)	3
F-1	Balance Sheets as of March 31, 2011 and December 31, 2010	3
F-2	Statements of Operations for the three months ended March 31, 2011 and 2010 and for the period from inception on September 13, 2001 through March 31, 2011	4
F-3	Statements of Cash Flows for the three months ended March 31, 2011 and 2010 and for the period from inception on September 13, 2001 through March 31, 2011	5
F-4	Notes to Financial Statements	6
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4:	Controls and Procedures	12
PART II – OTHER INFORMATION
Item 1:	Legal Proceedings	13
Item 1A:	Risk Factors	13
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3:	Defaults Upon Senior Securities	13
Item 4:	(Removed and Reserved)	13
Item 5:	Other Information	13
Item 6:	Exhibits	13

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ZNOMICS, INC.
(A Development Stage Company)
Balance Sheets (in thousands except share data)
(Unaudited)

Assets	March 31, 2011	December 31, 2010
Current assets:
Cash	$11	$38
Prepaid expenses	16	4
Total current assets	27	42

Total assets	$27	$42

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6	$2
Accrued liabilities	31	38

Total current liabilities	37	40

Total liabilities	37	40

Stockholders' equity (deficit):
Common stock, $0.001 par value, 90,000,000 shares authorized, 52,519,896 shares issued and outstanding at March 31, 2011 and December 31, 2010	53	53
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none outstanding	-	-
Additional paid-in capital	6,500	6,499

Deficit accumulated during the development stage	(6,563)	(6,550)

Total stockholders' equity (deficit)	(10)	2

Total liabilities and stockholders' equity (deficit)	$27	$42

The accompanying notes are an integral part of these condensed financial statements.

ZNOMICS, INC.
(A Development Stage Company)
Statements of Operations (in thousands except share data)
(Unaudited)
For the Three Months Ended March 31, 2011 and 2010
and the Period from September 13, 2001 (Date of Inception) to March 31, 2011

	Three months ended March 31		September 13, 2001 (Inception)
			to March 31,
	2011	2010	2011
Sales related to products and services	$-	$-	$1,015
Grant revenue	-	-	2,006
Total sales and revenue	-	-	3,021

Operating expenses:
Cost of products and services	-	-	2,434
Grant expense	-	-	2,006
Selling, general and administrative	13	115	3,756
Asset impairment	-	-	49
Research and development	-	-	1,702
Total operating expenses	13	115	9,947

Loss from operations	(13)	(115)	(6,926)

Other income (expense):

Gain from sale of assets related to discontinued operations	-	-	369
Investment income	-	-	112
Interest expense	-	-	(81)
Other expense, net	-	-	(37)

Total other income (expense)	-	-	363

Loss before income taxes	(13)	(115)	(6,563)
Income taxes	-	-	-
Net loss	$(13)	$(115)	$(6,563)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	52,519,896	33,014,696

The accompanying notes are an integral part of these condensed financial statements.

ZNOMICS, INC.
(A Development Stage Company)
Statements of Cash Flows (in thousands)
(Unaudited)
For the Three Months Ended March 31, 2011 and 2010
and the Period from September 13, 2001 (Date of Inception) to March 31, 2011

	Three Months Ended March 31		September 13, 2001 (Inception) to
	2011	2010	March 31, 2011
Cash flows from operating activities:
Net loss	$(13)	$(115)	$(6,563)
Adjustments to reconcile net loss to net cash from operations:
(Gain) loss on sale of property and equipment	-	-	(366)
Asset impairment	-	-	49
Depreciation and amortization	-	-	465
Stock-based compensation charges	1	1	480
Stock warrant expense	-	-	138
Issuance of stock for licensing and services	-	-	414
Non-cash contributions by certain shareholders to settle specific expenses	-	-	37
Changes in operating assets and liabilities:
Other and accounts receivable	-	(1)	-
Prepaid expenses	(12)	36	55
Accounts payable	4	29	6
Accrued liabilities	(7)	(31)	31
Deferred revenue	-	-	212

Net cash used by operating activities	(27)	(81)	(5,042)

Cash flows from investing activities:
Capital expenditures	-	-	(884)
Proceeds from sale of property and equipment, net	-	4	546

Net cash (used) provided by investing activities	-	4	(338)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	-	125	4,531
Proceeds from issuance of preferred stock	-	-	860
Proceeds from issuance of debt	-	-	865
Principal payments, capital leases and notes payable	-	-	(865)
Net cash provided by financing activities	-	125	5,391
Net increase (decrease) in cash and cash equivalents	(27)	48	11

Cash at beginning of period	38	51	-

Cash at end of period	$11	99	11

Supplemental disclosures:
Cash paid for interest	$-	$-	$58
Sale of ZeneMark library copy as offset to deferred revenue	$-	$-	$212
Issuance of common stock for prepaid consulting fees	$-	$-	$70

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

The Company has now focused its efforts on seeking a business opportunity. The Company is attempting to locate and negotiate with a business entity for the merger of that target company into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company will provide a method for a private company to become a reporting (“Public”) company whose securities are qualified for trading in the United States secondary market.

As a development stage enterprise, the Company has not yet generated significant revenue.  Accordingly, the Company is considered to be in the development stage as of March 31, 2011.

As required for development stage companies, cumulative statements of operations and cash flows from September 13, 2001 (date of inception) through March 31, 2011 have been presented along with the statements of operations and cash flows for the years ended March 31, 2011 and 2010.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).  However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the financial statements include all adjustments consisting of normal, recurring adjustments necessary for the fair presentation of the results of the interim periods presented.  These condensed financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2010 as included in the Company’s 2010 Annual Report on Form 10-K, dated March 4, 2011.

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

We account for income taxes pursuant to Financial Accounting Standards Board guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. We believe our income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties have been recorded at March 31, 2011 and December 31, 2010.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company has three open years of tax returns subject to examination.

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

For the periods ended March 31, 2011 and 2010, options, share based payments and warrants exercisable representing convertible securities totaling 1,789,010 were excluded from the calculation of the diluted net loss per share as their effect would have been anti-dilutive.

      Recent Accounting Pronouncements

None that are applicable.

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

Also on February 10, 2010, the Company executed Discretionary Advance Secured Promissory Notes in favor of each Purchaser (the “Discretionary Notes”), who may make advances to the Company from time to time. The amounts due under the Discretionary Notes, if any, will accrue interest at an annual rate of 5% and be due on the earlier to occur of a business combination between the Company and an operating business and February 10, 2013, or upon the Company’s insolvency or a material breach of the Stock Purchase Agreement. The Discretionary Notes are secured by all of the Company’s assets.  No advances have been made under the Discretionary Notes as of March 31, 2011.

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words "believes," "project," "expects," "anticipates," "estimates," "intends," "strategy," "plan," "may," "will continue," "will likely result," and similar expressions. Our forward-looking statements in this report generally relate to: (i) our intent to locate and negotiate with an operating company that would merge into the Company; (ii) our expectations with respect to the costs of completing a merger; (iii) our current intent not to compensate management; (iv) our expectations with respect to results of operations in the 2011 fiscal year; (v) our intentions with respect to our internal controls; and (vi) our beliefs with respect to our cash requirements, expenses, and the adequacy of cash. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements, including but not limited to our ability to identify operating companies that show an interest in merging with a public shell, unexpected delays in negotiating an agreement with a merger candidate, unexpected cash requirements, and other factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.

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

On February 10, 2010, the Company executed Discretionary Advance Secured Promissory Notes in favor of each Purchaser (the “Discretionary Notes”), who may make advances to the Company from time to time. The amounts due under the Discretionary Notes, if any, will accrue interest at an annual rate of 5% and be due on the earlier to occur of a business combination between the Company and an operating business and February 10, 2013, or upon the Company’s insolvency or a material breach of the Stock Purchase Agreement. The Discretionary Notes are secured by all of the Company’s assets. We believe that the terms of the Discretionary Notes are no less favorable to us than would be available from a commercial lender in an arm’s length transaction. Because we are only beginning the process of identifying prospective ventures, it is impossible to predict the amount of any such loan.  No advances have been made under the Discretionary Notes as of March 31, 2011. Advances are expected under the Discretionary Notes in 2011.

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

Results of Operations for the Three-Month Periods Ended March 31, 2011 and 2010

Operating Expenses

Operating expenses decreased to $13,000 for the three months ended March 31, 2011 compared to $115,000 for the three months ended March 31, 2010.  This decrease was the result of the Company’s decision to terminate its operations in April 2009.

Selling, General and Administrative Expenses. Selling, general and administrative expense decreased to $13,000 for the three months ended March 31, 2011 compared to $115,000 for the three months ended March 31, 2010.  This decrease was the result of the Company’s decision to terminate its operations.

Liquidity and Capital Resources

Cash Flows from Operating Activities

We used $27,000 of cash in operating activities for the three months ended March 31, 2011, a decrease of $54,000 compared to the three months ended March 31, 2010.  This reduction in cash used is primarily attributable to our decision to terminate our operations.

Cash Flows from Investing Activities

We had no investing activities for the three months ended March 31, 2011, a decrease of $4,000 compared to the cash provided in the three months ended March 31, 2010. The cash provided by investing activities in the first quarter of 2010 represented proceeds from the sale of our remaining property and equipment.

Cash Flows from Financing Activities

We had no financing activities for the three months ended March 31, 2011, a decrease of $125,000 compared to the cash provided in the three months ended March 31, 2010. The cash provided by financing activities in the first quarter of 2010 represented proceeds from the sale of common stock.

Liquidity

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing as a public company and/or the payment of expenses associated with legal fees, accounting fees and reviewing or investigating any potential business ventures, which may be advanced by management or principal stockholders as loans to us. On February 10, 2010, the Company executed Discretionary Advance Secured Promissory Notes in favor of each Purchaser (the “Discretionary Notes”), who may make advances to the Company from time to time. The amounts due under the Discretionary Notes, if any, will accrue interest at an annual rate of 5% and be due on the earlier to occur of a business combination between the Company and an operating business and February 10, 2013, or upon the Company’s insolvency or a material breach of the Stock Purchase Agreement. The Discretionary Notes are secured by all of the Company’s assets. We believe the cash flows from our planned financing activities will be sufficient to meet our limited needs during the next twelve months. However, the Purchasers are not obligated to make advances under the Discretionary Notes. If we require cash in addition to the amount currently on hand, there is no guarantee we will be able to obtain an adequate amount pursuant to the Discretionary Notes, and there is no guarantee we will be able to obtain alternative financing on favorable terms, if at all. Advances are expected under the Discretionary Notes in 2011.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Part I Item 3.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of March 31, 2011, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In performing the assessment for the quarter ended March 31, 2011, our management concluded that our disclosure controls and procedures were not effective to accomplish the forgoing, due to the material weakness in internal control over financial reporting that was first identified in 2009 and was most recently described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  Specifically, a lack of segregation of duties in the financial reporting process.

Changes in Internal Controls

During the fiscal quarter ended March 31, 2011, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

 ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     (Removed and Reserved)

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

See "Exhibit Index" on page 15 of this Form 10-Q

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Znomics, Inc.

Date:   May 6, 2011
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