Form 10-Q
period 2011-06-30
Znomics, Inc.
filed 2011-08-05
CIK 1371473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011 or

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common shares outstanding of 52,519,896 as of July 29, 2011.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION
Item 1:	Financial Statements (unaudited)	3
F-1	Balance Sheets as of June 30, 2011 and December 31, 2010	3
F-2	Statements of Operations for the three and six months ended June 30, 2011 and 2010 and for the period from inception on September 13, 2001 through June 30, 2011	4
F-3	Statements of Cash Flows for the three and six months ended June 30, 2011 and 2010 and for the period from inception on September 13, 2001 through June 30, 2011	5
F-4	Notes to Financial Statements	6
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4:	Controls and Procedures	12
PART II – OTHER INFORMATION
Item 1:	Legal Proceedings	13
Item 1A:	Risk Factors	13
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3:	Defaults Upon Senior Securities	13
Item 4:	(Removed and Reserved)	13
Item 5:	Other Information	13
Item 6:	Exhibits	13

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ZNOMICS, INC.
(A Development Stage Company)
Balance Sheets (in thousands except share data)
(Unaudited)

Assets	June 30, 2011	December 31, 2010
Current assets:
Cash	$51	$38
Prepaid expenses	12	4

Total current assets	63	42

Total assets	$63	$42

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3	$2
Accrued liabilities	33	38

Total current liabilities	36	40

Long-term liabilities:
Secured promissory notes from certain stockholders	50	-

Total liabilities	86	40

Stockholders' equity (deficit):
Common stock, $0.001 par value, 90,000,000 shares authorized, 52,519,896 shares issued and outstanding at June 30, 2011 and December 31, 2010	53	53
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none outstanding	-	-
Additional paid-in capital	6,501	6,499

Deficit accumulated during the development stage	(6,577)	(6,550)

Total stockholders' equity (deficit)	(23)	2

Total liabilities and stockholders' equity (deficit)	$63	$42

The accompanying notes are an integral part of these condensed financial statements.

ZNOMICS, INC.
(A Development Stage Company)
Condensed Statements of Operations (in thousands except share data)
(Unaudited)
For the Three and Six Months Ended June 30, 2011 and 2010
and the Period from September 13, 2001 (Date of Inception) to June 30, 2011

	Three months ended		Six months ended		September 13, 2001 (Inception) to
	June 30		June 30		June 30,
	2011	2010	2011	2010	2011

Sales related to products and services	$-	$-	$-	$-	$1,015
Grant revenue	-	-	-	-	2,006
Total sales and revenue	-	-	-	-	3,021

Operating expenses:
Cost of products and services	-	-	-	-	2,434
Grant expense	-	-	-	-	2,006
Selling, general and administrative	14	15	27	130	3,770
Asset impairment	-	-	-	-	49
Research and development	-	-	-	-	1,702

Total operating expenses	14	15	27	130	9,961

Loss from operations	(14)	(15)	(27)	(130)	(6,940)

Other income (expense):
Gain from disposition of assets related to discontinued operations-fish sales	-	-	-	-	369
Investment income	-	-	-	-	112
Interest expense	-	-	-	-	(81)
Other expense, net	-	-	-	-	(37)

Total other income	-	-	-	-	363

Loss before income tax	(14)	(15)	(27)	(130)	(6,577)
Income tax expense	-	-	-	-	-

Net loss	$(14)	$(15)	$(27)	$(130)	$(6,577)

Net loss per share -- Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding: Basic and diluted	52,519,896	52,519,896	52,519,896	42,821,175

The accompanying notes are an integral part of these condensed financial statements.

ZNOMICS, INC.
(A Development Stage Company)
Statements of Cash Flows (in thousands)
(Unaudited)
For the Six Months Ended June 30, 2011 and 2010
and the Period from September 13, 2001 (Date of Inception) to June 30, 2011

	Six Months Ended June 30		September 13, 2001 (Inception) to June 30,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(27)	$(130)	$(6,577)
Adjustments to reconcile net loss to net cash from operations:
(Gain) loss on sale of property and equipment	-	-	(366)
Asset impairment	-	-	49
Depreciation and amortization	-	-	465
Stock-based compensation charges	2	1	481
Stock warrant expense	-	-	138
Issuance of stock for licensing and services	-	-	414
Non-cash contributions by certain shareholders to settle specific expenses	-	-	37
Changes in operating assets and liabilities:
Prepaid expenses	(8)	46	59
Accounts payable	1	13	3
Accrued liabilities	(5)	(57)	33
Deferred revenue	-	-	212

Net cash used in operating activities	(37)	(127)	(5,052)

Cash flows from investing activities:
Capital expenditures	-	-	(884)
Proceeds from sale of property and equipment, net	-	4	546

Net cash (used in) provided by investing activities	-	4	(338)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	-	125	4,531
Proceeds from issuance of preferred stock	-	-	860
Proceeds from issuance of debt	50	-	915
Principal payments, capital leases and notes payable	-	-	(865)

Net cash provided by financing activities	50	125	5,441

Net increase in cash and cash equivalents	13	2	51

Cash at beginning of period	38	51	-

Cash at end of period	$51	$53	$51

Supplemental disclosures:
Cash paid for interest	$-	$-	$58
Sale of ZeneMark library copy as offset to deferred revenue	$-	$-	$212
Issuance of common stock for prepaid consulting fees	$-	$-	$70

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

As a development stage enterprise, the Company has not yet generated significant revenue.  Accordingly, the Company is considered to be in the development stage as of June 30, 2011.

As required for development stage companies, cumulative statements of operations and cash flows from September 13, 2001 (date of inception) through June 30, 2011 have been presented along with the statements of operations and cash flows for the six months ended June 30, 2011 and 2010.

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

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, prepaid expenses, payables, accrued expenses and notes payable. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The Company considers the carrying values of its financial instruments in the financial statements to approximate fair value due to their short-term nature.

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

We account for income taxes pursuant to Financial Accounting Standards Board guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. We believe our income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties have been recorded at June 30, 2011 and December 31, 2010.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company has three open years of tax returns subject to examination.

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

For the periods ended June 30, 2011 and 2010, options and warrants exercisable representing common stock equivalents totaling 1,789,010 were excluded from the calculation of the diluted net loss per share as their effect would have been anti-dilutive.

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

NOTE 3. DISCRETIONARY ADVANCE SECURED PROMISSORY NOTES

On February 10, 2010, the Company executed Discretionary Advance Secured Promissory Notes in favor of each Purchaser (the “Discretionary Notes”), who may make advances to the Company from time to time. The amounts due under the Discretionary Notes will accrue interest at an annual rate of 5% and be due on the earlier to occur of a business combination between the Company and an operating business and three years from each loan advance, or upon the Company’s insolvency or a material breach of the Stock Purchase Agreement. The Discretionary Notes are secured by all of the Company’s assets.  Advances totaling $50,000 were received under the Discretionary Notes on June 1, 2011.

NOTE 4. SIGNIFICANT EVENTS DURING 2010

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

On February 10, 2010, the Company executed Discretionary Advance Secured Promissory Notes in favor of each Purchaser (the “Discretionary Notes”), who may make advances to the Company from time to time. The amounts due under the Discretionary Notes, if any, will accrue interest at an annual rate of 5% and be due on the earlier to occur of a business combination between the Company and an operating business and three years from each loan advance, or upon the Company’s insolvency or a material breach of the Stock Purchase Agreement. The Discretionary Notes are secured by all of the Company’s assets. We believe that the terms of the Discretionary Notes are no less favorable to us than would be available from a commercial lender in an arm’s length transaction. Because we are only beginning the process of identifying prospective ventures, it is impossible to predict the amount of any such loans.  Advances totaling $50,000 were received under the Discretionary Notes on June 1, 2011.

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

Results of Operations for the Three-Month Periods Ended June 30, 2011 and 2010

Operating Expenses

Operating expenses decreased to $14,000 for the three months ended June 30, 2011 compared to $15,000 for the three months ended June 30, 2010.

Selling, General and Administrative Expenses. Selling, general and administrative expense decreased to $14,000 for the three months ended June 30, 2011 compared to $15,000 for the three months ended June 30, 2010.

Results of Operations for the Six-Month Periods Ended June 30, 2011 and 2010

Operating Expenses

Operating expenses decreased to $27,000 for the six months ended June 30, 2011 compared to $130,000 for the six months ended June 30, 2010.  This decrease was the result of the Company’s decision to terminate its operations in April 2009.

Selling, General and Administrative Expenses. Selling, general and administrative expense decreased to $27,000 for the six months ended June 30, 2011 compared to $130,000 for the six months ended June 30, 2010.  This decrease was the result of the Company’s decision to terminate its operations. The Company was still incurring expenses during the three months ended March 31, 2010 to wind down its operations.

Liquidity and Capital Resources

Cash Flows from Operating Activities

We used $37,000 of cash in operating activities for the six months ended June 30, 2011; a decrease of $90,000 compared to the six months ended June 30, 2010.  This reduction in cash used is primarily attributable to our decision to terminate our operations and winding down our remaining operations during first quarter of 2010.

Cash Flows from Investing Activities

We had no investing activities during the six months ended June 30, 2011, compared to receiving $4,000 of cash from the sale of equipment during the six months ended June 30, 2010.

Cash Flows from Financing Activities

We received $50,000 of advances under the Discretionary Advance Secured Promissory Notes during the sixth month period ended June 30, 2011.  This compares to $125,000 of cash received from the sale of common stock during the six months ended June 30, 2010.

Liquidity

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing as a public company and/or the payment of expenses associated with legal fees, accounting fees and reviewing or investigating any potential business ventures, which may be advanced by management or principal stockholders as loans to us. On February 10, 2010, the Company executed Discretionary Advance Secured Promissory Notes in favor of each Purchaser (the “Discretionary Notes”), who may make advances to the Company from time to time. The amounts due under the Discretionary Notes, if any, will accrue interest at an annual rate of 5% and be due on the earlier to occur of a business combination between the Company and an operating business and three years from each loan advance, or upon the Company’s insolvency or a material breach of the Stock Purchase Agreement. The Discretionary Notes are secured by all of the Company’s assets. We believe the $50,000 of cash received on June 1, 2011 and any potential future loans will be sufficient to meet our limited needs during the next twelve months. However, the Purchasers are not obligated to make additional advances under the Discretionary Notes. If we require cash in addition to the amount currently on hand, there is no guarantee we will be able to obtain an adequate amount pursuant to the Discretionary Notes, and there is no guarantee we will be able to obtain alternative financing on favorable terms, if at all.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Part I Item 3.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of June 30, 2011, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In performing the assessment for the quarter ended June 30, 2011, our management concluded that our disclosure controls and procedures were not effective to accomplish the foregoing, due to the material weakness in internal control over financial reporting that was first identified in 2009 and was most recently described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  Specifically, a lack of segregation of duties in the financial reporting process.

Changes in Internal Controls

During the fiscal quarter ended June 30, 2011, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

 ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     (Removed and Reserved)

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

See “Exhibit Index” on page 15 of this Form 10-Q.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Znomics, Inc.

Date:   August 5, 2011
By:      /s/ David G. Latzke
            David G. Latzke
Title:   Chief Financial Officer

Exhibit Index
Znomics, Inc.
Form 10-Q
Three Months Ended June 30, 2011

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