Form 10-Q
period 2011-09-30
Znomics, Inc.
filed 2011-11-14
CIK 1371473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]     No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer                                                                                           [ ] Accelerated filer
[ ] Non-accelerated filer  (Do not check if a smaller reporting company)          [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [X ]   Yes [    ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common shares outstanding of 52,519,896 as of October 25, 2011.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION
Item 1:	Financial Statements (unaudited)	3
F-1	Balance Sheets as of September 30, 2011 and December 31, 2010	3
F-2	Statements of Operations for the three and nine months ended September 30, 2011 and 2010 and for the period from inception on September 13, 2001 through September 30, 2011	4
F-3	Statements of Cash Flows for the three and nine months ended September 30, 2011 and 2010 and for the period from inception on September 13, 2001 through September 30, 2011	5
F-4	Notes to Financial Statements	6
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4:	Controls and Procedures	12
PART II – OTHER INFORMATION
Item 1:	Legal Proceedings	13
Item 1A:	Risk Factors	13
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3:	Defaults Upon Senior Securities	13
Item 4:	(Removed and Reserved)	13
Item 5:	Other Information	13
Item 6:	Exhibits	13
Signatures		14
Exhibit Index		15

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ZNOMICS, INC.
(A Development Stage Company)
Balance Sheets (in thousands except share data)
(Unaudited)

Assets	September 30, 2011	December 31, 2010
Current assets:
Cash	$46	$38
Prepaid expenses	8	4
Total current assets	54	42

Total assets	$54	$42

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$5	$2
Accrued liabilities	33	38

Total current liabilities	38	40

Secured promissory notes from certain stockholders	50	-

Total liabilities	88	40

Stockholders' equity (deficit):
Common stock, $0.001 par value, 90,000,000 shares authorized, 52,519,896 issued and outstanding at September 30, 2011 and December 31, 2010	53	53
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none outstanding	-	-
Additional paid-in capital	6,501	6,499
Deficit accumulated during the development stage	(6,588)	(6,550)

Total stockholders' equity (deficit)	(34)	2

Total liabilities and stockholders' equity (deficit)	$54	$42

The accompanying notes are an integral part of these condensed financial statements.

ZNOMICS, INC.
(A Development Stage Company)
Condensed Statements of Operations (in thousands except share data)
(Unaudited)
For the Three and Nine Months Ended September 30, 2011 and 2010
and the Period from September 13, 2001 (Date of Inception) to September 30, 2011

	Three months ended		Nine months ended		September 13, 2001 (Inception) to
	September 30		September 30		September 30,
	2011	2010	2011	2010	2011

Sales related to products and services	$-	$-	$-	$-	$1,015
Grant revenue	-	-	-	-	2,006
Total sales and revenue	-	-	-	-	3,021

Operating expenses:
Cost of products and services	-	-	-	-	2,434
Grant expense	-	-	-	-	2,006
Selling, general and administrative	10	11	37	141	3,780
Asset impairment	-	-	-	-	49
Research and development	-	-	-	-	1,702

Total operating expenses	10	11	37	141	9,971

Loss from operations	(10)	(11)	(37)	(141)	(6,950)

Other income (expense):
Gain from disposition of assets related to discontinued operations-fish sales	-	-	-	-	369
Investment income	-	-	-	-	112
Interest expense	(1)	-	(1)	-	(82)
Other expense, net	-	-	-	-	(37)

Total other income (expense)	(1)	-	(1)	-	362

Loss before income tax	(11)	(11)	(38)	(141)	(6,588)
Income tax expense	-	-	-	-	-

Net loss	$(11)	$(11)	$(38)	$(141)	$(6,588)

Net loss per share -- Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	52,519,896	52,519,896	52,519,896	46,089,610

The accompanying notes are an integral part of these condensed financial statements.

ZNOMICS, INC.
(A Development Stage Company)
Statements of Cash Flows (in thousands)
(Unaudited)
For the Nine Months Ended September 30, 2011 and 2010
and the Period from September 13, 2001 (Date of Inception) to September 30, 2011

	Nine Months Ended September 30		September 13, 2001 (Inception) to September 30,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(38)	$(141)	$(6,588)
Adjustments to reconcile net loss to net cash from operations:
Gain on sale of property and equipment	-	-	(366)
Asset impairment	-	-	49
Depreciation and amortization	-	-	465
Stock-based compensation charges	2	2	481
Stock warrant expense	-	-	138
Issuance of stock for licensing and services	-	-	414
Non-cash contributions by certain shareholders to settle specific expenses	-	-	37
Changes in operating assets and liabilities:
Prepaid expenses	(4)	50	63
Accounts payable	3	13	5
Accrued liabilities	(5)	(63)	33
Deferred revenue	-	-	212

Net cash used in operating activities	(42)	(139)	(5,057)

Cash flows from investing activities:
Capital expenditures	-	-	(884)
Proceeds from sale of property and equipment, net	-	4	546

Net cash (used in) provided by investing activities	-	4	(338)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	-	125	4,531
Proceeds from issuance of preferred stock	-	-	860
Proceeds from issuance of debt	50	-	915
Principal payments, capital leases and notes payable	-	-	(865)

Net cash provided by financing activities	50	125	5,441

Net increase (decrease) in cash and cash equivalents	8	(10)	46

Cash at beginning of period	38	51	-

Cash at end of period	$46	$41	$46

Supplemental disclosures:
Cash paid for interest	$-	$-	$58
Sale of ZeneMark library copy as offset to deferred revenue	$-	$-	$212
Issuance of common stock for prepaid consulting fees	$-	$-	$70

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

As the Company has not yet generated significant revenue, the Company is considered to be in the development stage as of September 30, 2011.

As required for development stage companies, cumulative statements of operations and cash flows from September 13, 2001 (date of inception) through September 30, 2011 have been presented along with the statements of operations and cash flows for the periods ended September 30, 2011 and 2010.

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

We account for income taxes pursuant to Financial Accounting Standards Board guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. We believe our income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties have been recorded at September 30, 2011 and December 31, 2010.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company has three open years of tax returns subject to examination.

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

For the periods ended September 30, 2011 and 2010, options, share based payments and warrants exercisable representing convertible securities totaling 1,789,010 were excluded from the calculation of the diluted net loss per share as their effect would have been anti-dilutive.

Recent Accounting Pronouncements

            None that are applicable.

NOTE 2. GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited financial resources and its operations during the development stage have been unprofitable. These factors raise substantial doubt about its ability to continue as a going concern. Management plans to rely on loans from certain of its officers, directors and stockholders to fund its ongoing obligations, however, there is no guarantee that the Company will be able to obtain an adequate amount of funding. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. DISCRETIONARY ADVANCE SECURED PROMISSORY NOTES

On February 10, 2010, the Company executed Discretionary Advance Secured Promissory Notes (the “Discretionary Notes”) in favor of each Purchaser (as defined below in Note 4), who may make advances to the Company from time to time.  The amounts due under the Discretionary Notes will accrue interest at an annual rate of 5% and be due on the earlier to occur of a business combination between the Company and an operating business and three years from each loan advance, or upon the Company’s insolvency or a material breach of the Stock Purchase Agreement.  The Discretionary Notes are secured by all of the Company’s assets.  Advances totaling $50,000 were received under the Discretionary Notes on June 1, 2011.

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

The Company terminated its agreements and relationships with Cascade Summit, LLC, its managing member, David N. Baker, and their affiliates (collectively, “Cascade”), pursuant to a Letter Agreement effective January 4, 2010 (the “Cascade Letter Agreement”). The terminated agreements include but are not limited to an Advisory Agreement dated April 29, 2009 and a Consulting Agreement dated April 18, 2008. Under the Cascade Letter Agreement, Cascade released all claims that it may have against the Company in exchange for the Company’s payment of $25,000 to Mr. Baker. In addition, certain Company stockholders (not including any of the Purchasers, as defined below) agreed to transfer an aggregate of 300,000 shares of Company common stock to Cascade valued at $12,000, to make an aggregate cash payment of $15,000 to Mr. Baker and to make an additional aggregate cash payment of $10,000 to Mr. Baker promptly following the conclusion of a reverse merger or other transaction that effects a transition of the Company into an operating company, or June 30, 2011, whichever occurs first.  The effects of this termination agreement were recorded by the Company as of December 31, 2009.  The Company paid its $25,000 obligation on January 4, 2010. As of September 30, 2011, the $10,000 payment to Mr. Baker remains outstanding.

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words "believes," "project," "expects," "anticipates," "estimates," "intends," "strategy," "plan," "may," "will continue," "will likely result," and similar expressions. Our forward-looking statements in this report generally relate to: (i) our intent to locate and negotiate with an operating company that would merge into the Company; (ii) our expectations with respect to the costs of completing a merger; (iii) our current intent not to compensate management; (iv) expectations with respect to results of operations in the 2011 fiscal year; (v) our intentions with respect to our internal controls; and (vi) our beliefs with respect to our cash requirements, expenses, and the adequacy of cash. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements, including but not limited to our ability to identify operating companies that show an interest in merging with a public shell, unexpected delays in negotiating an agreement with a merger candidate, unexpected cash requirements, and other factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.

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

Results of Operations for the Three-Month Periods Ended September 30, 2011 and 2010

Operating Expenses

Operating expenses were $10,000 and $11,000 for the three months ended September 30, 2011 and 2010, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $10,000 and $11,000 for the three months ended September 30, 2011 and 2010, respectively.

Results of Operations for the Nine-Month Periods Ended September 30, 2011 and 2010

Operating Expenses

Operating expenses decreased to $37,000 for the nine months ended September 30, 2011 compared to $141,000 for the nine months ended September 30, 2010.  This decrease was the result of the Company’s decision to terminate its operations in April 2009.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $37,000 for the nine months ended September 30, 2011 compared to $141,000 for the nine months ended September 30, 2010.  This decrease was the result of the Company’s decision to terminate its operations.

Liquidity and Capital Resources

Cash Flows from Operating Activities

We used $42,000 of cash in operating activities for the nine months ended September 30, 2011; a decrease of $97,000 compared to the nine months ended September 30, 2010.  This reduction in cash used is primarily attributable to our decision to terminate our operations.

Cash Flows from Investing Activities

We had no investing activities during the nine months ended September 30, 2011, compared to receiving $4,000 of cash from the sale of equipment during the nine months ended September 30, 2010.

Cash Flows from Financing Activities

We received $50,000 of advances under the Discretionary Advance Secured Promissory Notes during the nine months ended September 30, 2011.  This compares to $125,000 of cash received from the sale of common stock during the nine months ended September 30, 2010.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of September 30, 2011, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In performing the assessment for the quarter ended September 30, 2011, our management concluded that our disclosure controls and procedures were not effective to accomplish the foregoing, due to the material weakness in internal control over financial reporting that was first identified in 2009 and was most recently described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  Specifically, a lack of segregation of duties in the financial reporting process.

Changes in Internal Controls

During the fiscal quarter ended September 30, 2011, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Znomics, Inc.

Date:   November 10, 2011
By:      /s/ David G. Latzke
            David G. Latzke
Title:   Chief Financial Officer

Exhibit Index
Znomics, Inc.
Form 10-Q
Three and Nine Months Ended September 30, 2011

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101*	The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) balance sheets, (ii) statements of operations, (iii) statements of cash flows, and (iv) the notes to the financial statements.

*
Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.