Form 10-K
period 2011-12-31
Znomics, Inc.
filed 2012-02-29
CIK 1371473

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes [ X ]   No [   ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [X]   No [  ]

The aggregate market value of the voting common stock held by non-affiliates of the Registrant (assuming officers, directors and 10% shareholders are affiliates), based on the last sale price for such stock on June 30, 2011: $322,000. The Registrant has no non-voting common stock.

As of February 9, 2012, there were 52,519,896 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ZNOMICS, INC.

FORM 10-K
 Year Ended December 31, 2011

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

The Company continues to focus its efforts on seeking a business opportunity. The Company intends to attempt to locate and negotiate with a business entity for the merger of that target company into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company will provide a method for a private company to become a public reporting company whose securities are qualified for trading in the United States secondary market.

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

The Securities and Exchange Commission (the "SEC") requires shell companies to file a Form 8-K upon completion of mergers or other change of control transactions, in order to disclose all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 Registration Statement with the SEC, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction; and Rule 144 of the Securities Act of 1933 limits the resale of most securities of shell companies, including those that the Company would issue in any acquisition, reorganization or merger, until one year after the filing of such information. In addition, National Securities exchanges may impose additional listing requirements on companies that have gone public by combining with a public shell. These factors may eliminate many of the perceived advantages of these types of going public transactions. Regulations governing shell companies also deny the use of “short form” registration statements, such as Form S-3 and Form S-8 and limit the use of these Forms to a reorganized shell company until the expiration of certain time periods after such entity is no longer considered to be a shell company. These prohibitions could further restrict opportunities for us to acquire companies that may already have registration rights agreements or stock option plans in place. If a potential target has numerous employees who would receive Company securities in a business combination, there may be no exemption from registration for the issuance of such securities, thereby necessitating the filing of a registration statement with the SEC to complete any such reorganization, and incurring the time and expense that are normally avoided by reverse reorganizations or mergers.

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

Competitive Business Conditions and Smaller Reporting Company's Competitive Position in the Industry and Methods of Competition

Management believes that there are numerous shell companies engaged in endeavors similar to those engaged in by us; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets via a reverse reorganization or merger. There is no reasonable way to predict our competitive position or that of any other entity in these endeavors; however, we, having limited assets and no cash reserves, will be at a competitive disadvantage in competing with entities that have significant cash resources.

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

Research and Development

None; not applicable.

Smaller Reporting Company

We are subject to the reporting requirements of Section 15 of the Exchange Act, and we are subject to the disclosure requirements of Regulation S-K of the SEC, as a "smaller reporting company." That designation relieves us of some of the informational requirements of Regulation S-K.

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

As of December 31, 2011, we had no paid employees.

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

ITEM 3.	LEGAL PROCEEDINGS.

We are not party to any outstanding or pending legal proceedings and are not aware of any pending or threatened material litigation involving us.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

As of December 31, 2011, our authorized capital stock consisted of 90,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares, $0.001 par value per share preferred stock. There was no preferred stock outstanding as of December 31, 2011.

There is currently no established public trading market for our stock.  Our common stock has traded on the OTC Bulletin Board under the symbol of "ZNOM.OB." The following are the range of high and low bid information for the common stock by quarter as reported by the OTC Bulletin Board since January 1, 2010. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  In addition, the quotations are not reflective of regular trading on an established public trading market.

Year Ended December 31, 2010
	High	Low
Quarter ended March 31	$.04	$.01
Quarter ended June 30	$.02	$.01
Quarter ended September 30	$.22	$.01
Quarter ended December 31	$.24	$.01
Year Ended December 31, 2011
Quarter ended March 31	$.04	$.01
Quarter ended June 30	$.05	$.01
Quarter ended September 30	$.03	$.02
Quarter ended December 31	$.10	$.01

Holders of Our Common Stock

As of December 31, 2011, 52,519,896 shares of our common stock were issued and outstanding, and were held by 91 shareholders of record.

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

Transactions Involving the Unregistered Issuance of our Equity Securities

No sales of unregistered securities have occurred during the fourth quarter of 2011, the period covered by this report.

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

Repurchases

We did not engage in any repurchases of our common stock during the period covered by this report.

ITEM 6.	SELECTED FINANCIAL DATA.

As a smaller reporting company, we are not required to provide the information required by this item

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words "believes," "project," "expects," "anticipates," "estimates," "intends," "strategy," "plan," "may," "will continue," "will likely result," and similar expressions. Our forward-looking statements in this report generally relate to: (i) our intent to locate and negotiate with an operating company that would merge into the Company; (ii) our expectations with respect to the broad array of industries in which we may seek a merger candidate; (iii) the factors management may consider in deciding whether to participate in any business endeavor; (iv) management’s intent to meet personally with management and key personnel of potential merger candidates, and to visit facilities, obtain analysis of the information gathered, and other methods that management may use to review potential merger candidates; (v) the anticipated means by which we may identify potential merger candidates and the expected costs associated therewith; (vi) our current intent not to compensate management; (vii) our intent not to declare dividends; (viii) our expectations with respect to results of operations in the 2012 fiscal year; and (ix) our beliefs with respect to cash requirements and the adequacy of cash. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.

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

On February 10, 2010, the Company executed Discretionary Advance Secured Promissory Notes (the “Discretionary Notes”) in favor of each Purchaser who may make advances to the Company from time to time. The amounts due under the Discretionary Notes accrue interest at an annual rate of 5% and are due on the earlier to occur of a business combination between the Company and an operating business and three years from each loan advance, or upon the Company’s insolvency or a material breach of the Stock Purchase Agreement. The Discretionary Notes are secured by all of the Company’s assets.  Advances totaling $50,000 were received under the Discretionary Notes on June 1, 2011.

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

     Fair Value of Financial Instruments

The Company's financial instruments consist of cash, prepaid expenses, payables and accrued expenses. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The Company considers the carrying values of its financial instruments in the financial statements to approximate fair value, due to their short-term nature.

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

We account for income taxes pursuant to Financial Accounting Standards Board guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. We believe our income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties have been recorded at December 31, 2011 and 2010.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company has three open years of tax returns subject to examination.

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

 Results of Operations

     Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses currently consist principally of stock-based compensation expense and professional fees for legal, consulting, and accounting services, primarily related to our public company status.

Financing Activities

We have incurred substantial losses since our inception. As of December 31, 2011, our accumulated deficit was approximately $6.6 million. Financial results for 2011 reflect a consolidated net loss from operations of $60,000. We expect to continue to incur net losses as we incur expenses related to seeking a business opportunity and our ongoing costs of being a public reporting company.  Because we have no revenues, we plan to use our current cash reserves, which came from the cash received on February 10, 2010 and advances from the Purchasers under the Discretionary Notes, as well as potential future advances from the Purchasers under the Discretionary Notes to fund our ongoing operating costs.

Our ability to continue as a going concern is dependent on our success at finding an acquisition candidate in a timely manner.  We believe our cash position at December 31, 2011 and advances expected from the Purchasers under the Discretionary  Notes, will allow us to fund operations for at least the next 12 months, and through the date a target company merges into the Company.

However, the current financing environment in the United States is challenging and we can provide no assurances that we could raise capital either to continue our operations or to finance an acquisition. The sale of our securities or the expectation that we will sell additional securities may have an adverse effect on the trading price of our common stock. Further, notwithstanding the Discretionary Notes, we cannot be certain that additional financing will be available when and as needed. If financing is available, it may be on terms that adversely affect the interests of our existing stockholders. If adequate financing is not available, we may need to reduce or eliminate our efforts to find an acquisition opportunity. These factors could significantly limit our ability to continue as a going concern and cause us to investigate other strategic options, including bankruptcy.

Fiscal Years Ended December 31, 2011 and 2010

     Revenue

The Company had no revenue in 2011 or 2010.

     Operating Expenses

Operating expenses (selling, general and administrative expenses) decreased from $155,000 to $59,000 from 2010 to 2011.  This decrease was the result of the Company’s decision to terminate its operations in April 2009 and the Company was still incurring costs to wind down its discounted operations in the first quarter of 2010. In 2011, the Company was primarily incurring legal, accounting and other costs to maintain its public company status.

Selling, general and administrative expense decreased from $155,000 in 2010 to $59,000 in 2011, due to the Company’s decision to terminate its operations in April 2009.

     Income Taxes

No income tax provision is recorded for 2011 or 2010, due to our net operating losses and a full valuation allowance preventing the recognition of deferred tax benefits.

Liquidity and Capital Resources

     Cash Flows from Operating Activities

The $51,000 of cash used by operations in 2011 represented a $91,000 decrease in cash used from the $142,000 of cash used in operations in 2010. In 2011, we recorded a net cash outflow of $60,000 from our loss from operations, net of a non-cash adjustment of $3,000 from stock based compensation. This adjustment was further offset by an increase in our operating liabilities of $6,000. In 2010, the Company was still incurring costs to wind down its discounted operations.

     Cash Flows from Investing Activities

We received $4,000 of cash from selling our remaining assets during the first quarter of 2010. There were no such sales in 2011.

We do not anticipate any capital expenditures in 2012, unless a merger takes place.

     Cash Flows from Financing Activities

We received $50,000 of advances under the Discretionary Advance Secured Promissory Notes during 2011.  This compares to $125,000 of cash received from the sale of common stock during 2010.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing as a public company and/or the payment of expenses associated with legal fees, accounting fees and reviewing or investigating any potential business ventures which may be advanced by management. On February 10, 2010, the Company executed Discretionary Advance Secured Promissory Notes in favor of each Purchaser (the “Discretionary Notes”), who may make advances to the Company from time to time. The amounts due under the Discretionary Notes accrue interest at an annual rate of 5% and are due on the earlier to occur of a business combination between the Company and an operating business and three years from each loan advance, or upon the Company’s insolvency or a material breach of the Stock Purchase Agreement. The Discretionary Notes are secured by all of the Company’s assets. We believe the $50,000 of cash received on June 1, 2011 and any potential future loans will be sufficient to meet our limited needs during the next twelve months. However, the Purchasers are not obligated to make additional advances under the Discretionary Notes. If we require cash in addition to the amount currently on hand, there is no guarantee we will be able to obtain an adequate amount pursuant to the Discretionary Notes, and there is no guarantee we will be able to obtain alternative financing on favorable terms, if at all.

Off Balance Sheet Arrangements

As of December 31, 2011, we did not have any off balance sheet arrangements.

ITEM 7A.	QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

12	Report of Independent Registered Public Accounting Firm

13	Balance Sheets as of December 31, 2011 and 2010

14	Statements of Operations for the years Ended December 31, 2011 and 2010 and the period from September 13, 2001 (Inception) to December 31, 2011

15	Statement of Stockholders' Equity for the period from September 13, 2001 (Inception) to December 31, 2011

16	Statements of Cash Flows for the years ended December 31, 2011 and 2010 and the period from September 13, 2001 (Inception) to December 31, 2011

17	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED
 PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Znomics, Inc.
Minneapolis, Minnesota

We have audited the accompanying balance sheets of Znomics, Inc. (a development stage enterprise) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2011 and 2010, and for the period from September 13, 2001 (inception) through December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Znomics, Inc. (a development stage enterprise) as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010, and for the period from September 13, 2001 (inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company had net losses for the years ended December 31, 2011 and 2010 and had an accumulated deficit at December 31, 2011.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moquist Thorvilson Kaufmann & Pieper LLC

Edina, Minnesota
February 29, 2012

ZNOMICS, INC.
 (A Development Stage Enterprise)

Balance Sheets (in thousands except per share data)
 December 31

	2011	2010
Assets
Current assets:
Cash	$37	$38
Prepaid expenses	4	4

Total current assets	41	42

Total assets	$41	$42

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$4	$2
Accrued liabilities	42	38

Total current liabilities	46	40
Secured promissory notes from certain stockholders	50	--
Total liabilities	96	40

Stockholders' equity (deficit):
Common stock, $0.001 par value, 90,000,000 shares authorized, 52,519,896 shares issued and outstanding at December 31, 2011 and 2010	53	53

Additional paid-in capital	6,502	6,499
Deficit accumulated during the development stage	(6,610)	(6,550)

Total stockholders' equity (deficit)	(55)	2
Total liabilities and stockholders' equity (deficit)	$41	$42

The accompanying notes are an integral part of these financial statements.

ZNOMICS, INC.
 (A Development Stage Enterprise)

Statements of Operations (in thousands except per share data)
 For the Years Ended December 31, 2011 and 2010
 and the Period from September 13, 2001 (Date of Inception) to December 31, 2011

	Year Ended December 31, 2011	Year Ended December 31, 2010	September 13, 2001 (Inception) to December 31, 2011

Sales related to products and services	$--	$--	$1,015
Grant revenue	–	–	2,006
Total sales and revenue	--	--	3,021

Operating expenses:
Cost of products and services	–	--	2,434
Grant expense	–	–	2,006
Selling, general and administrative	59	155	3,802
Asset impairment	--	--	49
Research and development	--	--	1,702
Total operating expenses	59	155	9,993
Loss from operations	(59)	(155)	(6,972)

Other income (expense):
Gain from sale of assets related to discontinued operations	--	--	369
Investment income	--	--	112
Interest expense	(1)	--	(82)
Other expense, net	–	--	(37)
Total other income	(1)	--	362
Loss before income taxes	(60)	(155)	(6,610)
Income tax expense	–	–	–
Net loss	$(60)	$(155)	$(6,610)

Net loss per share - Basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding:
Basic and diluted	52,519,896	47,710,395

The accompanying notes are an integral part of these financial statements.

ZNOMICS, INC.
 (A Development Stage Enterprise)

Statement of Stockholders' Equity (Deficit) (in thousands)
 For the Period from September 13, 2001 (Date of Inception) to December 31, 2011

	Series A convertible preferred stock		Series B convertible preferred stock		Common stock		Additional paid-in	Deficit Accumulated during Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	stage	Total

Balance at September 13, 2001		$–		$–		$–	$–	$–	$–
Issuance of common stock to founders - September 13, 2001					1,500	15			15
Issuance of Series A convertible preferred stock - 2002	657	7					650		657
Issuance of Series B convertible preferred stock - 2005			127	1			253		254
Contribution of laboratory equipment							23		23
Cancellation of preferred and common stock on merger – 2007	(657)	(7)	(127)	(1)	(1,500)	(15)			(23)
Issuance of common stock on merger - 2007					11,073	11	4,198		4,209
Issuance of stock warrants – 2007							207		207
Stock option compensation – 2007							294		294
Issuance of common stock – 2008					297	–	439		439
Stock option compensation – 2008							171		171
Issuance of common stock – 2009					325	1	28		29
Stock option and warrant compensation – 2009							112		112
Contribution by certain shareholders to settle specific expenses – 2009							37		37
Net loss from September 13, 2001 to December 31, 2009								(6,395)	(6,395)
Balance at December 31, 2009	–	–	–	–	11,695	12	6,412	(6,395)	29
Issuance of common stock					40,812	41	84		125
Issuance of common stock for services					8
Issuance of common stock to cancel warrants					5
Stock option compensation							3		3
Net loss for the year ended December 31, 2010								(155)	(155)
Balance at December 31, 2010	-	-	-	-	52,520	53	6,499	(6,550)	2
Stock option compensation							3		3
Net loss for the year ended December 31, 2011								(60)	(60)
Balance at December 31, 2011	--	$--	--	$--	52,520	$53	$6,502	$(6,610)	$(55)

The accompanying notes are an integral part of these financial statements.

ZNOMICS, INC .
 (A Development Stage Enterprise)

Statements of Cash Flows (in thousands)
 For the Years Ended December 31, 2011 and 2010
 and the Period from September 13, 2001 (Date of Inception) to December 31, 2011

	Year Ended December 31, 2011	Year Ended December 31, 2010	September 13, 2001 (Inception) to December 31, 2011
Cash flows from operating activities:
Net loss	$(60)	$(155)	$(6,610)
Adjustments to reconcile net loss to net cash from operations:
(Gain) loss on sale of property and equipment			(366)
Asset impairment			49
Depreciation and amortization			465
Stock-based compensation charges	3	3	482
Stock warrant expense			138
Issuance of stock for licensing and services			414
Non-cash contribution by certain shareholders to settle specific expenses			37
Changes in operating assets and liabilities:
Prepaid and other expenses		54	67
Accounts payable	2	(14)	4
Accrued liabilities	4	(30)	42
Deferred revenue			212
Net cash used by operating activities	(51)	(142)	(5,066)

Cash flows from investing activities:
Capital expenditures	–	--	(884)
Proceeds from sale of equipment and other assets	--	4	546
Net cash (used) provided by investing activities	--	4	(338)

Cash flows from financing activities:
Proceeds from issuance of common stock, net		125	4,531
Proceeds from issuance of preferred stock	–	–	860
Proceeds from issuance of debt	50		915
Principal payments, capital leases and notes payable			(865)
Net cash provided by financing activities	50	125	5,441
Net (decrease) increase in cash and cash equivalents	(1)	(13)	37
Cash at beginning of period	38	51	–
Cash at end of period	$37	$38	$37

Supplemental disclosures:
Cash paid for interest	$--	$--	$58
Issuance of common stock for prepaid consulting fees	$–	$--	$70
Sale of ZeneMark library copy as offset to deferred revenue	$--	--	$212

The accompanying notes are an integral part of these financial statements.

ZNOMICS, INC.
 (A Development Stage Company)

Notes to Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Znomics Inc. ("the Company") was previously engaged in the business of drug discovery with a cutting-edge biotechnology platform that leveraged medicinal chemistry with the unique attributes of the zebrafish.  In April 2009, the Company terminated its operations.

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

Development Stage Company

As the Company has not yet generated significant revenue, the Company is considered to be in the development stage as of December 31, 2011.

As required for development stage companies, cumulative statements of operations and cash flows from September 13, 2001 (date of inception) through December 31, 2011 have been presented along with the statements of operations and cash flows for the years ended December 31, 2011 and 2010.

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

Cash and Cash Equivalents

                For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits and highly liquid debt instruments with a maturity of less than 90 days to be cash and cash equivalents.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash, accounts payable and accrued expenses. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The Company considers the carrying values of its financial instruments in the financial statements to approximate fair value due to their short-term nature.

Revenue Recognition

The Company has no current revenues.

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

We account for income taxes pursuant to Financial Accounting Standards Board guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. We believe our income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties have been recorded at December 31, 2011 and 2010.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company has three open years of tax returns subject to examination.

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

For the years ended December 31, 2011 and 2010, options and warrants exercisable representing potential common stock equivalents were excluded from the calculation of the diluted net loss per share as their effect would have been anti-dilutive.

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

NOTE 3. DISCRETIONARY ADVANCE SECURED PROMISSORY NOTES

On February 10, 2010, the Company executed Discretionary Advance Secured Promissory Notes (the “Discretionary Notes”) in favor of various stockholders of the Company, who may make advances to the Company from time to time. The amounts due under the Discretionary Notes accrue interest at an annual rate of 5% and are due on the earlier to occur of a business combination between the Company and an operating business and three years from each loan advance, or upon the Company’s insolvency or a material breach of the Stock Purchase Agreement. The Discretionary Notes are secured by all of the Company’s assets.  Advances totaling $50,000 were received under the Discretionary Notes on June 1, 2011 and remain outstanding at December 31, 2011.

NOTE 4. PREPAIDS AND OTHER EXPENSES

Prepaid expenses consist of the following, in thousands:

	December 31
	2011	2010
Various insurance policies	$4	$4

NOTE 5. ACCRUED LIABILITIES

Accrued liabilities consist of the following, in thousands:

	December 31
	2011	2010
Rent – disputed from 2007	27	27
Legal and accounting	14	11
Interest	1	--
	$42	$38

NOTE 6. STOCKHOLDERS' EQUITY

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

Issuances During 2011

                There were no stock issuances during 2011.

Issuances During 2010

On February 10, 2010, the Company issued 40,811,886 shares of common stock for total consideration of $125,000, paid in cash upon issuance of the shares.

As consideration for services rendered, the Company issued 8,000 shares of its common stock to two former consultants.  In addition, in exchange for cancelling certain warrants, the Company issued an aggregate of 4,950 shares of common stock to the two warrant holders.  The total fair value of these issuances was $37.

NOTE 7. STOCK OPTIONS AND WARRANTS

          Stock Options

The Company adopted a Stock Incentive Plan in 2002 to promote the Company's long-term growth and profitability by awarding incentives to employees, officers, directors and consultants. The plan permits the granting of stock options, stock appreciation rights, restricted or unrestricted stock awards or other stock-based awards. The Board of Directors has authorized up to 2,193,258 shares to be issued under the stock option plan. To date, grants have consisted primarily of incentive stock options (ISOs) and non-employees have received non-qualified options.

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

Stock warrant expense was $0 in 2011 and 2010.

The following schedules present stock options and warrants awarded and unexercised for the years ended December 31, 2011 and 2010:

	Number of		Exercise Price	Aggregate Intrinsic
	Options	Warrants	per Share	Value

Outstanding at December 31, 2009	110,500	1,924,005	$.03 – 2.80

Forfeited	(8,000)	(237,495)	1.50 – 2.55

Outstanding at December 31, 2010	102,500	1,686,510	$.03 – 2.80
Outstanding at December 31, 2011	102,500	1,686,510	$0.03 – 2.80	$0.00
Exercisable at end of year	101,026	1,686,510	$0.03 – 2.80

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercisable Price
$1.00 - $2.80	102,500	4.6	$2.25	101,026	4.6	$2.25

The table below summarizes the stock-based compensation expense, in thousands:

	Year Ended December 31, 2011	Year Ended December 31, 2010
Selling, general and administrative	$3	$3
Total stock-based compensation expense included in loss from operations	$3	$3

No stock options or warrants have been exercised to date.

There remains approximately $3,000 of total unrecognized stock option compensation expense, which is expected to be recognized during 2012.

NOTE 8. INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal rate to pretax income as a result of the following differences, in thousands:

	December 31
	2011	2010
Tax benefit computed at the federal statutory rate of 34%	$(20)	$(53)
State income taxes, net of federal benefit	–	(11)
Permanent differences and other	1	(47)
State rate adjustment	6
Net operating loss forteiture	370	–
Change in valuation allowance	(357)	111
Income tax provision	$–	$–

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Significant components of the deferred tax assets are as follows, in thousands:

	December 31
	2011	2010
Deferred tax assets:
Accrued expenses and other	$32	$36
Net operating loss carryforwards	1,970	2,323
Valuation allowance	(2,002)	(2,359)
Net deferred tax assets, net of valuation allowance	$--	$--

A valuation allowance of $2,002,000 and $2,359,000 at December 31, 2011 and 2010, respectively, has been recorded to offset net deferred tax assets as the Company is unable to conclude that it is more likely than not that such deferred tax assets will be realized.

At December 31, 2011, the Company has federal net operating loss carryforwards of approximately $5.8 million, which begin to expire in 2021. The Company has filed final tax returns for Oregon and Portland/Multnomah County and thereby forteited its net operating loss carryforwards for those jurisdictions.

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

At December 31, 2011, the Company has no unrecognized tax benefits or associated interest and penalties.  The Company does not expect any significant increases or decreases in its unrecognized tax benefits within the next twelve months of this reporting date.

The Company is subject to U.S. Federal income taxes.  The Company is no longer subject to U.S. Federal or Oregon income tax examinations for years before 2008.  However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward amount.

The Company is not currently under Internal Revenue Service ("IRS") or Oregon tax examinations.

NOTE 9. EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the years ended December 31, 2011 and 2010:

	2011	2010
Basic earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(60,000)	$(155,000)
Weighted average of common shares outstanding	52,519,896	47,710,395
Basic net earnings (loss) per share	$(0.00)	$(0.00)

Diluted earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(60,000)	$(155,000)
Weighted average of common shares outstanding	52,519,896	47,710,395
Stock Options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares
Outstanding	52,519,896	47,710,395
Diluted net income (loss) per share	$(0.00)	$(0.00)

(1)
At December 31, 2011 and 2010, there were common stock equivalents attributable to outstanding stock options of 102,500 common shares. The stock options are anti-dilutive at December 31, 2011 and 2010 and therefore have been excluded from diluted earnings per share.

(2)
At December 31, 2011 and 2010, there were common stock equivalents attributable to warrants of 1,686,510 common shares.  The warrants are anti-dilutive for the years ended December 31, 2011 and 2010 and therefore have been excluded from diluted earnings per share.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of December 31, 2011, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In performing the assessment for the year ended December 31, 2011, our management concluded that our disclosure controls and procedures were not effective to accomplish the forgoing, due to the material weakness in internal control over financial reporting that was first identified in 2009.  Specifically, a lack of segregation of duties in the financial reporting process.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. We have designed our internal controls to provide reasonable, but not absolute, assurance that our financial statements are prepared in accordance with U.S. GAAP. We assess the effectiveness of our internal controls based on the criteria set forth in the Internal Control — Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. In performing the assessment for 2011, our management identified a continuation of a material weakness in internal control over financial reporting that was identified in 2009.  Specifically, a lack of segregation of duties in the financial reporting process.

Due to this material weakness, management has concluded that our internal control over financial reporting was not effective as of December 31, 2011.  However, management believes, at this time the costs of remediation outweigh the benefits given the limited operations of the Company. Notwithstanding the material weaknesses that existed as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America ("GAAP").

Changes in Internal Controls

During the fiscal quarter ended December 31, 2011, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following information sets forth the names of our current directors and executive officers, their ages as of February 29, 2012 and their present positions.

Name	Age	Position Held with the Company
Tony J. Christianson	59	Chairman of the Board of Directors
Gordon F. Stofer	64	Director, Chief Executive Officer
David G. Latzke	52	Chief Financial Officer and Secretary
John C. Bergstrom	51	Director
Kerry D. Rea	53	Director

Set forth below is a brief description of the background and business experience of our significant executive officers and directors.

Tony J. Christianson, 59, became a director of Znomics, Inc. on February 10, 2010.  Mr. Christianson co-founded the Cherry Tree family of companies, an affiliated group of investment banking, venture capital and asset management firms in Minneapolis (collectively, “Cherry Tree”), in 1981 and currently serves as the Chairman of Cherry Tree Companies, LLC. Affiliates of Cherry Tree Companies act as the general partner of Adam Smith Fund, LLC and Adam Smith Growth Partners, L.P.  Mr. Christianson also serves as a director of each of The Dolan Company (NYSE:DM), an information services provider; Peoples Educational Holdings, Inc. (NASDAQ: PEDH), an educational materials publisher; AmeriPride Services, Inc., a provider of customized apparel for companies; Titan Machinery, Inc. (NASDAQ: TITN), a provider of new and used farm  and construction equipment and Arctic Cat, Inc. (NASDAQ:ACAT), a manufacturer of snowmobiles and related equipment.  Mr. Christianson also served as a director of Capella Education Company (NYSE: CPLA) from 1993 to 2006 and Fair Isaac Corporation (NYSE:FICO) from 1999 to 2009.  Mr. Christianson is a graduate of Saint John’s University in Collegeville, Minnesota, B.S., and Harvard Business School, M.B.A. Mr. Christianson offers invaluable insight in mergers and acquisitions, business and capital strategy, investor relations, and corporate governance through his experience managing Cherry Tree Companies and his service on the boards of a number of public companies.

Gordon F. Stofer, 64, became a director of Znomics, Inc. on February 10, 2010.  Mr. Stofer co-founded Cherry Tree in 1981 and currently serves as the Chief Executive Officer of Cherry Tree Companies, LLC. Mr. Stofer has also served as a director of Insignia Systems, Inc. (NASDAQ: ISIG), an in-store display provider, since February 1990. Mr. Stofer has been a director of numerous public and private companies over the past 30 years. Mr. Stofer is a graduate of Cornell University, B.S., and Harvard Business School, M.B.A. Mr. Stofer offers invaluable insight in mergers and acquisitions, operational management, investor relations and corporate governance through his experience managing Cherry Tree Companies and his service on the boards of a number of public companies.

David G. Latzke, 52, has served as Chief Financial Officer and Secretary of Znomics, Inc. since February 10, 2010.   Mr. Latzke has been a Managing Director of Cherry Tree Companies, LLC since January 2007.  Prior to joining Cherry Tree, Mr. Latzke was the Senior Vice President, Chief Financial Officer and Secretary of SoftBrands, Inc., a publicly held software company, from August 2001 through June 2006.  Mr. Latzke joined Fourth Shift Corporation, a publicly held software company in 1993 and was its chief financial officer until it was acquired by AremisSoft, the former parent of SoftBrands, in April 2001. Mr. Latzke served as a Divisional CFO from April 2001 until August 2001. Prior to his tenure at Fourth Shift, Mr. Latzke was an eleven-year veteran of Arthur Andersen, in its audit and business advisory group. Mr. Latzke is a graduate of the University of Northern Iowa, B.A.

John C. Bergstrom, 51, became a director of Znomics, Inc. on February 10, 2010.  Mr. Bergstrom has served as a partner with RiverPoint Investments, a St. Paul, Minnesota-based business and financial advisory firm, since June 1995. Mr. Bergstrom is also a director of The Dolan Company (NYSE: DM) an information services provider, and Peoples Educational Holdings, Inc. (NASDAQ: PEDH), an educational materials publisher.   Mr.  Bergstrom also served as a director of Make Music, Inc. ( NASDAQ:MMUS)  (2004- 2006). Mr. Bergstrom also serves as a director for several private companies including Tecmark, Inc., a provider of business services focused on loyalty marketing programs; Instrumental, Inc., a provider of technology services to the government sector; Creative Publishing Solutions, Inc., a specialty marketing publisher; Cramer, LLC, an office furniture supplier; and JobDig, Inc., a provider of employment advertising services.   Mr. Bergstrom is a graduate of Gustavus Adolphus College, B.A., and the University of Minnesota, M.B.A.  Mr. Bergstrom has built his career advising companies and he is a skilled adviser to us in the areas of mergers and acquisitions, corporate governance, executive compensation and other organizational management matters.

Kerry D. Rea, 53, became a director of Znomics, Inc. on February 10, 2010.  Mr. Rea served as Chief Financial Officer of the Company from November 2007 until February 10, 2010. Since February 15, 2010, Mr. Rea has served as the Chief Financial Officer for Solar Nation.  Mr. Rea was a consultant from 2006 to November 2007. From 2004 to 2006 he served as Vice-President and Controller of AccessLine Communications, and served in various consulting roles from 2003 to 2004. From 1997 to 2002 he was Vice President of Finance and Vice President and Controller for Electric Lightwave. Mr. Rea is a graduate of Oregon State University, B.S.B.A. and Portland State University, M. Tax.  Mr. Rea has significant experience serving as an officer in several companies across several industries, including Chief Financial Officer of Znomics.  This experience is valuable to the Company in the areas of mergers and acquisitions, operational management and historical perspective on Znomics.

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

Audit Committee

Following completion of the February 10, 2010 Stock Purchase Agreement, the Board of Directors determined that it would not designate an audit committee because the Company has no operations and limited need for decision making with respect to the responsibilities that would normally be delegated to an audit committee. Consequently, the Company does not have an “audit committee financial expert,” as defined by the SEC.

Compliance with Section 16(a) of the Exchange Act

Not applicable.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

For the 2011 fiscal year, our only “named executive officer” (as defined in Item 402 of Regulation S-K) was Gordon F. Stofer, Chief Executive Officer.  We had no other named executive officers and did not pay any compensation to our named executive officer in 2011.  Our named executive officers for the 2010 fiscal year were Gordon F. Stofer and Dwight Sangrey, who served as Chief Executive Officer until February 10, 2010. Neither Mr. Stofer or Mr Sangrey earned compensation for services rendered during 2010.

Outstanding Equity Awards at Fiscal Year-End

Our named executive officer did not hold any equity awards at December 31, 2011.

Compensation of Directors

The Company’s directors were not compensated for their services in 2011.  Kerry Rea held an aggregate of 243,350 warrants to purchase Company common stock as of December 31, 2011.  No other director held stock or option awards as of December 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

Stock Incentive Plan

We adopted a stock incentive plan in 2002 (the "Plan") to promote our long-term growth and profitability by incentivizing employees, officers, directors and consultants. The Plan, which is our only equity compensation plan, permits the grant of stock options, stock appreciation rights, restricted or unrestricted stock awards or other stock-based awards. The board of directors has authorized up to 2,193,258 shares to be issued under the Plan. As of December 31, 2011, there were 102,500 options outstanding pursuant to the Plan. No awards were made under the Plan in 2011 or 2010.  We do not intend to grant additional awards under the Plan, unless grants are made in connection with a future business combination with an operating company.

The following table provides information concerning our equity compensation plans as of December 31, 2011.

Plan category	Number of securities to be issued Upon Exercise of outstanding Options, Warrants and rights (1)	Weighted- Average Exercise price of outstanding options, Warrants and Rights	Number of securities remaining available for future issuance Under equity compensation plans(1)
Equity compensation plans approved by security holders	1,789,010	$.16	404,248
Equity compensation plans not approved by security holders	-	-	-
Total	1,789,010	$.16	404,248

 (1) All option numbers and exercise prices have been retroactively adjusted for all forward or reverse stock splits.

The following table sets forth certain information regarding beneficial ownership of our common shares as of February 29, 2012, by (i) each person or entity who is known by us to own beneficially more than 5% of our common shares, (ii) each of our directors, (iii) our named executive officer, and (iv) all our directors and executive officers as a group. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Beneficial Ownership of Directors, Executive Officers, Directors and Executive Officers as a group, and 5% Holders as of February 29, 2012:

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Tony J. Christianson (1) 301 Carlson Parkway, Suite 103 Minneapolis, MN 55305	19,181,586	36.5%
Gordon F. Stofer (2) 301 Carlson Parkway, Suite 103 Minneapolis, MN 55305	19,181,586	36.5%
John C. Bergstrom	2,040,594	3.9%
Kerry D. Rea (3)	249,600	*
David G. Latzke	2,040,594	3.9%
All Executive Officers and Directors as a Group (5 persons)	40,653,366	77.4%
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

On February 10, 2010, the Company executed Discretionary Advance Secured Promissory Notes in favor of each Purchaser (the “Discretionary Notes”), who may make advances to the Company from time to time. The amounts due under the Discretionary Notes accrue interest at an annual rate of 5% and are due on the earlier to occur of a business combination between the Company and an operating business and three years from each loan advance, or upon the Company’s insolvency or a material breach of the Stock Purchase Agreement. The Discretionary Notes are secured by all of the Company’s assets.

The Company has retained Cherry Tree & Associates, LLC (“Cherry Tree & Associates”) as its exclusive financial advisor for the purpose of identifying an acquisition or business combination with an operating business, pursuant to an Engagement Agreement dated February 10, 2010 (the “Engagement Agreement”). Cherry Tree & Associates is an investment banking firm located in Minneapolis, Minnesota that is affiliated with certain of the Purchasers. Specifically, Tony J. Christianson and Gordon F. Stofer, who each directly and indirectly beneficially own 35.2% of the Company’s fully diluted capital stock following the issuance of Shares and who have been elected as directors and as Chairman and Chief Executive Officer, respectively, together own 100% of the equity of Cherry Tree & Associates. David G. Latzke, who beneficially owns 3.9% of the Company’s fully diluted capital stock following the issuance of Shares and has been appointed as Chief Financial Officer of the Company, is an employee of Cherry Tree & Associates and certain affiliated entities. The Company will pay Cherry Tree & Associates a completion fee of 1% of the consideration it obtains in any transaction that is contemplated by the Engagement Agreement. The Engagement Agreement expires on the earlier of February 10, 2013 or termination by either party, provided that Cherry Tree & Associates remains entitled to a completion fee under certain circumstances if the Company consummates a contemplated transaction within twelve months after termination of the Engagement Agreement.

The Stock Purchase Agreement and related transactions were approved by the Company’s Board of Directors and stockholders who owned a majority of the outstanding shares of Company Common Stock prior to the issuance of the Shares.

Director Independence

The Board evaluates director independence using the definition set forth in Nasdaq Rule 5605. The Board has determined that John Bergstrom is “independent” as defined by Nasdaq listing standards. In determining Mr. Bergstrom’s independence, the Board considered that Mr. Bergstrom owns approximately 3.9% of the Company’s outstanding common stock.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

Below is the table of Audit Fees billed by our auditors in connection with the audit of the Company’s annual financial statements for the years ended:

	2011		2010
Audit Fees	$14,000	(1)	$15,000	(1)
Audit-Related Fees	--		--
Tax Fees	--		--
All Other Fees	--		--
	$14,000		$15,000

(1)
Moquist Thorvilson Kaufmann & Pieper LLC, our current independent registered public accountant, billed for first, second and third quarter and annual attest work for the years ended December 31, 2011 and 2010, $14,000 and $15,000 respectively.

Pre-approval

Following completion of the transactions contemplated by the February 10, 2010 Stock Purchase Agreement, the entire Board of Directors, acting as the Audit Committee, is responsible for pre-approving all audit and permitted non-audit services to be performed for the Company by its Independent Registered Public Accounting Firm or any other auditing or accounting firm.  The Board of Directors did pre-approve all audit services in 2011.

PART IV

ITEM 15.	EXHIBITS, FINANICAL STATEMENTS AND SCHEDULES.

 (a)   Documents filed as part of this report.

(1) Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:
Report of Moquist Throvilson Kaufmann Kennedy & Pieper LLC on Financial Statements as of and for the years ended December 31, 2011 and 2010

Balance Sheets as of December 31, 2011 and 2010

Statements of Operations for the years ended December 31, 2011 and 2010

Statements of Shareholders’ Equity (Deficit) for the years ended December 31, 2011 and 2010

Statements of Cash Flows for the years ended December 31, 2011 and 2010

Notes to Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZNOMICS, INC.

By:  /s/ David G. Latzke
Name : David G. Latzke
Title : Chief Financial Officer

Date: February 29, 2012

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

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Tony J. Christianson	Chairman of the Board of Directors	February 29, 2012
Tony J. Christianson

/s/ Gordon F. Stofer	President and Chief Executive Officer (Principal Executive Officer)	February 29, 2012
Gordon F. Stofer

/s/ David G. Latzke	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2012
David G. Latzke

/s/ John C. Bergstrom	Director	February 29, 2012
John C. Bergstrom

/s/ Kerry D. Rea	Director	February 29, 2012
Kerry D. Rea

Incorporation by Reference Herein

Exhibit
Number	Description	Form	Filing Date

2.1	Stock Purchase Agreement by and among Znomics, Inc. and Purchasers Identified therein, dated as of February 10, 2010	Exhibit 2.1 to Current Report on Form 8-K (File No. 333-136372)	February 11, 2010

2.2	Agreement and Plan of Merger between Pacific Syndicated Resources, Inc. and Znomics Acquisition, Inc., dated November 5, 2007	Exhibit 2.1 to Current Report on Form 8-K, as amended (File No. 333-107300)	November 8, 2007

3.2	Bylaws of Pacific Syndicated Resources, Inc.	Exhibit 3.3 to Registration Statement on Form S-2, as amended (File No. 333-136372)	August 7, 2006

4.1*	Form of Common Stock Purchase Warrant	Exhibit 99.1 to Current Report on Form 8-K (File No. 333-107300)	June 1, 2009

4.2*	Amended Form of 2009 Warrant	Exhibit 4.1 to Current Report on Form 8-K (File No. 333-136372)	February 11, 2010

10.1*	2002 Stock Incentive Plan	Exhibit 10.1 to Current Report on Form 8-K (File No. 333-136372)	November 8, 2007

10.5*	Form of Stock Option Agreement	Exhibit 99.1 to Current Report on Form 8-K (File No. 333-136372)	September 23, 2008

10.20	Form of Officer/Director Acknowledgement, effective February 10, 2010	Exhibit 10.3 to Current Report on Form 8-K (File No. 333-136372)	February 11, 2010

10.21	Registration Rights Agreement among Znomics, Inc. and the Investors named therein, dated February 10, 2010	Exhibit 10.4 to Current Report on Form 8-K (File No. 333-136372)	February 11, 2010

10.22	Form of Discretionary Note governing discretionary advances from each Purchaser to Znomics, Inc., dated February 10, 2010	Exhibit 10.5 to Current Report on Form 8-K (File No. 333-136372)	February 11, 2010

10.23	Engagement Agreement between Znomics, Inc. and Cherry Tree & Associates, LLC, dated February 10, 2010	Exhibit 10.6 to Current Report on Form 8-K (File No. 333-136372)	February 11, 2010

14.1	Code of Ethics and Business Conduct	Incorporated by reference to Exhibit 14.1 of the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.	March 31, 2009

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101**
The following materials from this report, formatted in Extensible Business Reporting Language (XBRL): (i) balance sheets, (ii) statements of operations, (iii) statements of stockholders’ equity (deficit), (iv)statements of cash flows, and (v) notes to financial statements
Filed herewith

*	Denotes management compensatory plan or contract

**
Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 shall be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

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