Form 10-Q
period 2012-03-31
Znomics, Inc.
filed 2012-05-10
CIK 1371473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common shares outstanding of 52,519,896 as of May 4, 2012.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION
Item 1:	Financial Statements (unaudited)	3
F-1	Balance Sheets as of March 31, 2012 and December 31, 2011	3
F-2	Statements of Operations for the three months ended March 31, 2012 and 2011 and for the period from inception on September 13, 2001 through March 31, 2012	4
F-3	Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and for the period from inception on September 13, 2001 through March 31, 2012	5
F-4	Notes to Financial Statements	6
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	10
Item 4:	Controls and Procedures	10
PART II – OTHER INFORMATION
Item 1:	Legal Proceedings	11
Item 1A:	Risk Factors	11
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3:	Defaults Upon Senior Securities	11
Item 4:	Mine Safety Disclosures	11
Item 5:	Other Information	11
Item 6:	Exhibits	11
Signatures		12
Exhibit Index		13

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ZNOMICS, INC.
(A Development Stage Company)
Balance Sheets (in thousands except share data)
(Unaudited)

Assets	March 31, 2012	December 31, 2011
Current assets:
Cash	$22	$37
Prepaid expenses	16	4
Total current assets	38	41

Total assets	$38	$41

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$23	$4
Accrued liabilities	34	42

Total current liabilities	57	46
Secured promissory notes from certain stockholders	50	50
Total liabilities	107	96

Stockholders' equity (deficit):
Common stock, $0.001 par value, 90,000,000 shares authorized, 52,519,896 shares issued and outstanding at March 31, 2012 and December 31, 2011	53	53
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none outstanding	-	-
Additional paid-in capital	6,503	6,502

Deficit accumulated during the development stage	(6,625)	(6,610)

Total stockholders' equity (deficit)	(69)	(55)

Total liabilities and stockholders' equity (deficit)	$38	$41

The accompanying notes are an integral part of these condensed financial statements.

ZNOMICS, INC.
(A Development Stage Company)
Statements of Operations (in thousands except share data)
(Unaudited)
For the Three Months Ended March 31, 2012 and 2011
and the Period from September 13, 2001 (Date of Inception) to March 31, 2012

	Three months ended March 31		September 13, 2001 (Inception)
			to March 31,
	2012	2011	2012
Sales related to products and services	$-	$-	$1,015
Grant revenue	-	-	2,006
Total sales and revenue	-	-	3,021

Operating expenses:
Cost of products and services	-	-	2,434
Grant expense	-	-	2,006
Selling, general and administrative	14	13	3,816
Asset impairment	-	-	49
Research and development	-	-	1,702
Total operating expenses	14	13	10,007

Loss from operations	(14)	(13)	(6,986)

Other income (expense):

Gain from sale of assets related to discontinued operations	-	-	369
Investment income	-	-	112
Interest expense	(1)	-	(83)
Other expense, net	-	-	(37)

Total other income (expense)	(1)	-	361

Loss before income taxes	(15)	(13)	(6,625)
Income taxes	-	-	-
Net loss	$(15)	$(13)	$(6,625)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	52,519,896	52,519,896

The accompanying notes are an integral part of these condensed financial statements.

ZNOMICS, INC.
(A Development Stage Company)
Statements of Cash Flows (in thousands)
(Unaudited)
For the Three Months Ended March 31, 2012 and 2011
and the Period from September 13, 2001 (Date of Inception) to March 31, 2012

	Three Months Ended March 31		September 13, 2001 (Inception) to
	2012	2011	March 31, 2012
Cash flows from operating activities:
Net loss	$(15)	$(13)	$(6,625)
Adjustments to reconcile net loss to net cash from operations:
Gain on sale of property and equipment	-	-	(366)
Asset impairment	-	-	49
Depreciation and amortization	-	-	465
Stock-based compensation charges	1	1	483
Stock warrant expense	-	-	138
Issuance of stock for licensing and services	-	-	414
Non-cash contributions by certain shareholders to settle specific expenses	-	-	37
Changes in operating assets and liabilities:
Prepaid expenses	(12)	(12)	55
Accounts payable	19	4	23
Accrued liabilities	(8)	(7)	34
Deferred revenue	-	-	212

Net cash used by operating activities	(15)	(27)	(5,081)

Cash flows from investing activities:
Capital expenditures	-	-	(884)
Proceeds from sale of property and equipment, net	-	-	546

Net cash used in investing activities	-	-	(338)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	-	-	4,531
Proceeds from issuance of preferred stock	-	-	860
Proceeds from issuance of debt	-	-	915
Principal payments, capital leases and notes payable	-	-	(865)
Net cash provided by financing activities	-	-	5,441
Net increase (decrease) in cash and cash equivalents	(15)	(27)	22

Cash at beginning of period	37	38	-

Cash at end of period	$22	$11	$22

Supplemental disclosures:
Cash paid for interest	$-	$-	$58
Sale of ZeneMark library copy as offset to deferred revenue	$-	$-	$212
Issuance of common stock for prepaid consulting fees	$-	$-	$70

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

As a development stage enterprise, the Company has not yet generated significant revenue.  Accordingly, the Company is considered to be in the development stage as of March 31, 2012.

As required for development stage companies, cumulative statements of operations and cash flows from September 13, 2001 (date of inception) through March 31, 2012 have been presented along with the statements of operations and cash flows for the three months ended March 31, 2012 and 2011.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).  However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the financial statements include all adjustments consisting of normal, recurring adjustments necessary for the fair presentation of the results of the interim periods presented.  These condensed financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2011 as included in the Company’s 2011 Annual Report on Form 10-K, dated February 29, 2012.

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

Fair Value of Financial Instruments

The Company's financial instruments consist of cash, accounts payable, accrued expenses and promissory notes. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The Company considers the carrying values of its financial instruments in the financial statements to approximate fair value due to their short-term nature.

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

We account for income taxes pursuant to Financial Accounting Standards Board guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. We believe our income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties have been recorded at March 31, 2012 and December 31, 2011.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company has three open years of tax returns subject to examination.

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

For the periods ended March 31, 2012 and 2011, outstanding options and warrants representing common stock equivalents totaling 1,789,010 were excluded from the calculation of the diluted net loss per share as their effect would have been anti-dilutive.

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

NOTE 3. DISCRETIONARY ADVANCE SECURED PROMISSORY NOTES

On February 10, 2010, the Company executed Discretionary Advance Secured Promissory Notes (the “Discretionary Notes”) in favor of various stockholders of the Company who may make advances to the Company from time to time.  The amounts due under the Discretionary Notes accrue interest at an annual rate of 5% and are due on the earlier to occur of a business combination between the Company and an operating business and three years from each loan advance, or upon the Company’s insolvency or a material breach of the Stock Purchase Agreement.  The Discretionary Notes are secured by all of the Company’s assets.  Advances totaling $50,000 were received under the Discretionary Notes on June 1, 2011 and remain outstanding at March 31, 2012. As of March 31, 2012 and December 31, 2011, total accrued interest due is $2,111 and $1,479, respectively.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words "believes," "project," "expects," "anticipates," "estimates," "intends," "strategy," "plan," "may," "will continue," "will likely result," and similar expressions. Our forward-looking statements in this report generally relate to: (i) our intent to locate and negotiate with an operating company that would merge into the Company; (ii) our expectations with respect to the costs of completing a merger; (iii) our current intent not to compensate management; (iv) our expectations with respect to results of operations in the 2012 fiscal year; (v) our intentions with respect to our internal controls; and (vi) our beliefs with respect to our cash requirements, expenses, and the adequacy of cash. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements, including but not limited to our ability to identify operating companies that show an interest in merging with a public shell, unexpected delays in negotiating an agreement with a merger candidate, unexpected cash requirements, and other factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.

Critical Accounting Policies and Estimates

In our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011, we identified critical accounting policies and estimates for our business that we are incorporating herein by reference.

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

On February 10, 2010, the Company executed Discretionary Advance Secured Promissory Notes in favor of each purchaser (the “Discretionary Notes”), who may make advances to the Company from time to time.  The amounts due under the Discretionary Notes will accrue interest at an annual rate of 5% and be due on the earlier to occur of a business combination between the Company and an operating business, or three years from each loan advance, or upon the Company’s insolvency or a material breach of the Stock Purchase Agreement executed on February 10, 2010.  The Discretionary Notes are secured by all of the Company’s assets.  Advances totaling $50,000 were received under the Discretionary Notes on June 1, 2011 and remain outstanding at March 31, 2012. The Company will most likely receive another advance against these notes in the next few months.

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

 Results of Operations for the Three-Month Periods Ended March 31, 2012 and 2011

Revenue

The Company had no revenue during the three months ended March 31, 2012 and March 31, 2011.

Operating Expenses

Selling, General and Administrative Expenses.  Our operating expenses consist of selling, general and administrative expenses.  Selling, general and administrative expenses currently consist principally of stock-based compensation expense and professional fees for legal, consulting, and accounting services, primarily related to our public company status.   Selling, general and administrative expenses were $14,000 and $13,000 for the three months ended March 31, 2012 and 2011, respectively.

Financing Activities

We have incurred substantial losses since our inception. As of March 31, 2012, our accumulated deficit was approximately $6.6 million. Financial results for the first quarter of 2012 reflect a net loss from operations of $14,000. We expect to continue to incur net losses as we incur expenses related to seeking a business opportunity and our ongoing costs of being a public reporting company.  Because we  have no revenues, we plan to use our current cash reserves, which came from the cash received on February 10, 2010 and advances under the Discretionary Notes, as well as potential future advances under the Discretionary Notes to fund our ongoing operating costs.

Our ability to continue as a going concern is dependent on our success at finding an acquisition candidate in a timely manner.  We believe our cash position at March 31, 2012 and advances expected under the Discretionary Notes, will allow us to fund operations for at least the next 12 months, and through the date a target company merges into the Company.

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

Liquidity and Capital Resources

Cash Flows from Operating Activities

We used $15,000 of cash in operating activities for the three months ended March 31, 2012, a decrease of $12,000 compared to the three months ended March 31, 2011.  This reduction in cash used is primarily attributable to an increase in Accounts Payable, caused by the timing of an insurance premium payment.

Cash Flows from Investing Activities

We had no investing activities for the three months ended March 31, 2012 and 2011.

Cash Flows from Financing Activities

We had no financing activities for the three months ended March 31, 2012 and 2011.

Liquidity

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing as a public company and/or the payment of expenses associated with legal fees, accounting fees and reviewing or investigating any potential business ventures, which may be advanced under the Discretionary Notes. The amounts due under the Discretionary Notes accrue interest at an annual rate of 5% and are due on the earlier to occur of a business combination between the Company and an operating business and three years from each loan advance, or upon the Company’s insolvency or a material breach of the Stock Purchase Agreement. The Discretionary Notes are secured by all of the Company’s assets. We believe the $50,000 of cash received on June 1, 2011 and any potential future loans that we plan to receive in the next few months will be sufficient to meet our limited needs during the next twelve months. However, the stockholders are not obligated to make additional advances under the Discretionary Notes. If we require cash in addition to the amount currently on hand, there is no guarantee we will be able to obtain an adequate amount pursuant to the Discretionary Notes, and there is no guarantee we will be able to obtain alternative financing on favorable terms, if at all.

Off Balance Sheet Arrangements

As of March 31, 2012, we did not have any off balance sheet arrangements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Part I Item 3.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of March 31, 2012, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In performing the assessment for the quarter ended March 31, 2012, our management concluded that our disclosure controls and procedures were not effective to accomplish the foregoing, due to the material weakness in internal control over financial reporting that was first identified in 2009 and was most recently described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  Specifically, a lack of segregation of duties in the financial reporting process.

Changes in Internal Controls

During the fiscal quarter ended March 31, 2012, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

 ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

See "Exhibit Index" on page 13 of this Form 10-Q

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Znomics, Inc.

Date:   May 9, 2012
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

* Pursunat to Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.