Form 10-Q
period 2012-09-30
Znomics, Inc.
filed 2012-11-09
CIK 1371473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common shares outstanding of 52,519,896 as of October 31, 2012.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION
Item 1:	Financial Statements (unaudited)	3
F-1	Balance Sheets as of September 30, 2012 and December 31, 2011	3
F-2	Statements of Operations for the three and nine months ended September 30, 2012 and 2011 and for the period from inception on September 13, 2001 through September 30, 2012	4
F-3	Statements of Cash Flows for the three and nine months ended September 30, 2012 and 2011 and for the period from inception on September 13, 2001 through September 30, 2012	5
F-4	Notes to Financial Statements	6
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4:	Controls and Procedures	12
PART II – OTHER INFORMATION
Item 1:	Legal Proceedings	13
Item 1A:	Risk Factors	13
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3:	Defaults Upon Senior Securities	13
Item 4:	Mine Safety Disclosures	13
Item 5:	Other Information	13
Item 6:	Exhibits	13
Signatures		14
Exhibit Index		15

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ZNOMICS, INC.
(A Development Stage Company)
Balance Sheets (in thousands except share data)
(Unaudited)

Assets	September 30, 2012	December 31, 2011
Current assets:
Cash	$28	$37
Prepaid expenses	8	4
Total current assets	36	41

Total assets	$36	$41

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$2	$4
Accrued liabilities	59	42

Total current liabilities	61	46

Secured promissory notes from certain stockholders	125	50

Total liabilities	186	96

Stockholders' equity (deficit):
Common stock, $0.001 par value, 90,000,000 shares authorized, 52,519,896 issued and outstanding at September 30, 2012 and December 31, 2011	53	53
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none outstanding	-	-
Additional paid-in capital	6,504	6,502
Deficit accumulated during the development stage	(6,707)	(6,610)

Total stockholders' equity (deficit)	(150)	(55)

Total liabilities and stockholders' equity (deficit)	$36	$41

The accompanying notes are an integral part of these condensed financial statements.

ZNOMICS, INC.
(A Development Stage Company)
Condensed Statements of Operations (in thousands except share data)
(Unaudited)
For the Three and Nine Months Ended September 30, 2012 and 2011
and the Period from September 13, 2001 (Date of Inception) to September 30, 2012

	Three months ended		Nine months ended		September 13, 2001 (Inception) to
	September 30		September 30		September 30,
	2012	2011	2012	2011	2012

Sales related to products and services	$-	$-	$-	$-	$1,015
Grant revenue	-	-	-	-	2,006
Total sales and revenue	-	-	-	-	3,021

Operating expenses:
Cost of products and services	-	-	-	-	2,434
Grant expense	-	-	-	-	2,006
Selling, general and administrative	68	10	94	37	3,896
Asset impairment	-	-	-	-	49
Research and development	-	-	-	-	1,702

Total operating expenses	68	10	94	37	10,087

Loss from operations	(68)	(10)	(94)	(37)	(7,066)

Other income (expense):
Gain from disposition of assets related to discontinued operations-fish sales	-	-	-	-	369
Investment income	-	-	-	-	112
Interest expense	(1)	(1)	(3)	(1)	(85)
Other expense, net	-	-	-	-	(37)

Total other income (expense)	(1)	(1)	(3)	(1)	359

Loss before income tax	(69)	(11)	(97)	(38)	(6,707)
Income tax expense	-	-	-	-	-

Net loss	$(69)	$(11)	$(97)	$(38)	$(6,707)

Net loss per share -- Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	52,519,896	52,519,896	52,519,896	52,519,896

The accompanying notes are an integral part of these condensed financial statements.

ZNOMICS, INC.
(A Development Stage Company)
Statements of Cash Flows (in thousands)
(Unaudited)
For the Nine Months Ended September 30, 2012 and 2011
and the Period from September 13, 2001 (Date of Inception) to September 30, 2012

	Nine Months Ended September 30		September 13, 2001 (Inception) to September 30,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(97)	$(38)	$(6,707)
Adjustments to reconcile net loss to net cash from operations:
Gain on sale of property and equipment	-	-	(366)
Asset impairment	-	-	49
Depreciation and amortization	-	-	465
Stock-based compensation charges	2	2	484
Stock warrant expense	-	-	138
Issuance of stock for licensing and services	-	-	414
Non-cash contributions by certain shareholders to settle specific expenses	-	-	37
Changes in operating assets and liabilities:
Prepaid expenses	(4)	(4)	63
Accounts payable	(2)	3	2
Accrued liabilities	17	(5)	59
Deferred revenue	-	-	212

Net cash used in operating activities	(84)	(42)	(5,150)

Cash flows from investing activities:
Capital expenditures	-	-	(884)
Proceeds from sale of property and equipment, net	-	-	546

Net cash (used in) provided by investing activities	-	-	(338)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	-	-	4,531
Proceeds from issuance of preferred stock	-	-	860
Proceeds from issuance of debt	75	50	990
Principal payments, capital leases and notes payable	-	-	(865)

Net cash provided by financing activities	75	50	5,516

Net increase (decrease) in cash and cash equivalents	(9)	8	28

Cash at beginning of period	37	38	-

Cash at end of period	$28	$46	$28

Supplemental disclosures:
Cash paid for interest	$-	$-	$58
Sale of ZeneMark library copy as offset to deferred revenue	$-	$-	$212
Issuance of common stock for prepaid consulting fees	$-	$-	$70

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

The Company has now focused its efforts on seeking a business opportunity. (See also Note 4 below). The Company will attempt to locate and negotiate with a business entity for the merger of that target company into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company will provide a method for a private company to become a reporting (“Public”) company whose securities are qualified for trading in the United States secondary market.

As the Company has not yet generated significant revenue, the Company is considered to be in the development stage as of September 30, 2012.

As required for development stage companies, cumulative statements of operations and cash flows from September 13, 2001 (date of inception) through September 30, 2012 have been presented along with the statements of operations and cash flows for the periods ended September 30, 2012 and 2011.

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

We account for income taxes pursuant to Financial Accounting Standards Board guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. We believe our income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties have been recorded at September 30, 2012 and December 31, 2011.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company is subject to U.S. federal income tax examinations by tax authorities for years 2001 and after due to unexpired loss carry forwards originating in and subsequent to 2001.

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

For the periods ended September 30, 2012 and 2011, options, share based payments and warrants exercisable representing convertible securities totaling 1,789,010 were excluded from the calculation of the diluted net loss per share as their effect would have been anti-dilutive.

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

NOTE 3. DISCRETIONARY ADVANCE SECURED PROMISSORY NOTES

On February 10, 2010, the Company executed Discretionary Advance Secured Promissory Notes with certain shareholders (the “Discretionary Notes”), who may make advances to the Company from time to time.  The amounts due under the Discretionary Notes accrue interest at an annual rate of 5% and are due on the earlier to occur of a business combination between the Company and an operating business and three years from each loan advance, or upon the Company’s insolvency or a material breach of the Stock Purchase Agreement.  The Discretionary Notes are secured by all of the Company’s assets (see Note 4 below).  Advances totaling $50,000 were received under the Discretionary Notes on June 1, 2011, an additional $25,000 was received on June 1, 2012 and an additional $50,000 was received on August 21, 2012.  The total of $125,000 remains outstanding at September 30, 2012.  As of September 30, 2012 and December 31, 2011, total accrued interest due was $4,100 and $1,500, respectively.

NOTE 4. MERGER AGREEMENT

On September 10, 2012,  the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with iScience Interventional Corporation (“iScience”), a privately held company incorporated in Delaware, and IZ Merger Corp., a newly created Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to which Merger Sub, subject to certain conditions contained in the Merger Agreement, will merge with and into iScience and iScience will become a wholly-owned subsidiary of the Company (the “Merger”).  Upon completion of the Merger, each outstanding share of iScience common stock, and each security convertible into iScience common stock, will automatically convert into the right to receive a number of shares of the Company’s common stock, or, as applicable, securities convertible into the Company’s common stock, such that, after giving effect to the Merger, the holders of iScience capital stock immediately prior to the Merger will hold, in the aggregate, 97.5% of the total number of shares of the Company’s common stock on a fully-diluted basis.

iScience is a medical device company that specializes in the research, development, manufacturing and commercialization of micron-sized catheters and access devices. Its technology is used in site-specific treatments for sight threatening diseases of the eye. The novelty of its technology is that it enables access to key structures within the eye that have previously been inaccessible. These complex access devices are only the size of several human hairs (250-400 microns in diameter) and can deliver devices, drugs and biologics directly to the site of compromised or diseased structures within the front and the back of the eye. iScience’s products are enabling treatments for multiple ophthalmic sight-threatening diseases, such as open angle glaucoma, geographic atrophy, diabetic macular edema, diabetic retinopathy, retinal vein occlusion and uveitis. Clinical trials demonstrate that these innovative site-specific treatments have the potential to achieve unprecedented improvements in clinical outcomes for patients with sight-threatening diseases.  Upon completion of the Merger, the Company will adopt, and thereafter be engaged in the business of iScience.

Conditions to the Merger

Pursuant to the Merger Agreement, the Company agreed to reincorporate under Delaware law and combine its outstanding common stock at a ratio to be determined with the consent of iScience. In addition, the Company agreed that it will effect amendments to the outstanding Secured Promissory Notes, which were issued on June 1, 2011, June 1, 2012 and August 21, 2012 and have an aggregate principal amount outstanding of $125,000 (the “Company Notes”), in order to eliminate the security interest granted by the Company thereunder and to extend the repayment of such notes until the earlier to occur of (i) the closing of the Merger, provided iScience raises at least $12 million in equity financing at such time, (ii) the closing of the Company’s next equity financing completed after the Merger, provided that the aggregate gross proceeds from such financing, together with the proceeds from any financing completed by iScience after the execution of the Merger Agreement are at least $14 million, or (iii) the fourth anniversary of the closing date of the Merger. The Company has also agreed to terminate its Engagement Agreement and its Registration Rights Agreement, each dated February 10, 2010, with Cherry Tree & Associates, LLC (“Cherry Tree”), or certain individuals and entities who have relationships with Cherry Tree.

The Merger Agreement contains customary representations and warranties by Znomics and iScience with respect to their businesses and the transactions contemplated by the Merger Agreement.  Closing of the Merger is conditioned on, among other things, accuracy of such representations and warranties, approval thereof by the requisite number of iScience stockholders and holders of no more than two percent of the iScience voting stock exercising their appraisal rights under Delaware law.  In addition, the closing of the Merger is conditioned on iScience having received at least $8.0 million in gross proceeds, and at least $6.7 million in net proceeds, in connection with an equity financing, and on a recapitalization by iScience of all its outstanding capital stock and conversion of certain convertible securities into shares of iScience common stock. The Merger Agreement may be terminated for certain reasons, including by either party if the closing thereof does not occur prior to November 15, 2012.  The Merger Agreement also contains other customary terms and provisions as are common in similar agreements.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words "believes," "project," "expects," "anticipates," "estimates," "intends," "strategy," "plan," "may," "will continue," "will likely result," and similar expressions. Our forward-looking statements in this report generally relate to: (i) our intent to locate and negotiate with an operating company that would merge into the Company; (ii) our expectations with respect to the costs of completing a merger; (iii) our current intent not to compensate management; (iv) expectations with respect to results of operations in the 2012 fiscal year; (v) our intentions with respect to our internal controls; and (vi) our beliefs with respect to our cash requirements, expenses, and the adequacy of cash. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements, including but not limited to our ability to identify operating companies that show an interest in merging with a public shell, unexpected delays in negotiating an agreement with a merger candidate, unexpected cash requirements, and other factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.

Critical Accounting Policies and Estimates

In our 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011, we identified critical accounting policies and estimates for our business that we are incorporating herein by reference.

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

On February 10, 2010, the Company executed Discretionary Advance Secured Promissory Notes with certain shareholders (the “Discretionary Notes”), who may make advances to the Company from time to time.  The amounts due under the Discretionary Notes accrue interest at an annual rate of 5% and are due on the earlier to occur of a business combination between the Company and an operating business and three years from each loan advance, or upon the Company’s insolvency or a material breach of the Stock Purchase Agreement.  The Discretionary Notes are secured by all of the Company’s assets.  Advances totaling $50,000 were received under the Discretionary Notes on June 1, 2011, an additional $25,000 was received on June 1, 2012 and an additional $50,000 was received on August 21, 2012.  The total of $125,000 remains outstanding at September 30, 2012.  As of September 30, 2012 and December 31, 2011, total accrued interest due was $4,100 and $1,500, respectively.

On September 10, 2012,  the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with iScience Interventional Corporation (“iScience”), a privately held company incorporated in Delaware, and IZ Merger Corp., a newly created Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to which Merger Sub, subject to certain conditions contained in the Merger Agreement, will merge with and into iScience and iScience will become a wholly-owned subsidiary of the Company (the “Merger”).  Upon completion of the Merger, each outstanding share of iScience common stock, and each security convertible into iScience common stock, will automatically convert into the right to receive a number of shares of the Company’s common stock, or, as applicable, securities convertible into the Company’s common stock, such that, after giving effect to the Merger, the holders of iScience capital stock immediately prior to the Merger will hold, in the aggregate, 97.5% of the total number of shares of the Company’s common stock on a fully-diluted basis.  There are no assurances that the transactions contemplated by the Merger Agreement will be consummated.  At the time of this Form 10-Q filing, the merger transaction has not been closed.

The consummation of any business combination transaction will depend upon various factors, including but not limited to funding and its availability and if and when any potential acquisition may become available to us at terms acceptable to us. The estimated costs associated with reviewing and verifying information about a potential business venture would be mainly for due diligence and the legal process.

 Results of Operations for the Three-Month Periods Ended September 30, 2012 and 2011

Revenue

The Company had no revenue during the three months ended September 30, 2012 and September 30, 2011.

Operating Expenses

Selling, General and Administrative Expenses. Our operating expenses consist of selling, general and administrative expenses. Selling, general and administrative expenses consist principally of stock-based compensation expense and professional fees for legal, consulting, and accounting services, primarily related to our public company status and costs associated with potential merger candidates.  For the three month period ended September 30, 2012, we incurred approximately $58,000 for legal and accounting costs associated with a potential merger. Total selling, general and administrative expenses were $68,000 and $10,000 for the three months ended September 30, 2012 and 2011, respectively.

Results of Operations for the Nine-Month Periods Ended September 30, 2012 and 2011

Revenue

The Company had no revenue during the nine months ended September 30, 2012 and September 30, 2011.

Operating Expenses

Selling, General and Administrative Expenses. Our operating expenses consist of selling, general and administrative expenses. Selling, general and administrative expenses consist principally of stock-based compensation expense and professional fees for legal, consulting, and accounting services, primarily related to our public company status and costs associated with potential merger candidates.  For the nine-month period ended September 30, 2012, we incurred approximately $58,000 for legal and accounting costs associated with a potential merger and $10,000 to keep the public company filing status current. Total selling, general and administrative expenses were $94,000 and $37,000 for the nine months ended September 30, 2012 and 2011, respectively.

Financing Activities

We have incurred substantial losses since our inception. As of September 30, 2012, our accumulated deficit was approximately $6.7 million. Financial results for the third quarter of 2012 reflect a loss from operations of $68,000. We expect to continue to incur net losses as we incur expenses related to seeking a business opportunity and our ongoing costs of being a public reporting company.  Because we have no revenues, we plan to use our current cash reserves, which came from the cash received on August 21, 2012 under the Discretionary Notes, as well as potential future advances under the Discretionary Notes to fund our ongoing operating costs.

Our ability to continue as a going concern is dependent on our success in completing the iScience merger transaction or finding another acquisition candidate in a timely manner.  We believe our cash position at September 30, 2012 and advances expected under the Discretionary Notes, will allow us to fund operations for at least the next 12 months, and through the date a target company merges into the Company.

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

Liquidity and Capital Resources

Cash Flows from Operating Activities

We used $84,000 of cash in operating activities for the nine months ended September 30, 2012; an increase of $42,000 compared to the nine months ended September 30, 2011. This increase in cash used is primarily attributable to our payments for legal fees associated with a potential merger with iScience.  All costs associated with this possible transaction have been expensed as insured.

Cash Flows from Investing Activities

We had no investing activities during the nine months ended September 30, 2012 or 2011.

Cash Flows from Financing Activities

We received $75,000 of advances under the Discretionary Advance Secured Promissory Notes during the nine month period ended September 30, 2012.  This compares to $50,000 of cash received from advances under the Discretionary Advance Secured Promissory Notes during the nine months ended September 30, 2011.

Liquidity

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing as a public company and/or the payment of expenses associated with legal fees, accounting fees and reviewing or investigating any potential business ventures, which may be advanced under the Discretionary Notes. The amounts due under the Discretionary Notes accrue interest at an annual rate of 5% and are due on the earlier to occur of a business combination between the Company and an operating business and three years from each loan advance, or upon the Company’s insolvency or a material breach of the Stock Purchase Agreement. The Discretionary Notes are secured by all of the Company’s assets. We believe the $125,000 of cash received as of September 30, 2012 and any potential future loans that we may receive will be sufficient to meet our limited needs during the next twelve months. However, the stockholders are not obligated to make additional advances under the Discretionary Notes. If we require cash in addition to the amount currently on hand, there is no guarantee we will be able to obtain an adequate amount pursuant to the Discretionary Notes, and there is no guarantee we will be able to obtain alternative financing on favorable terms, if at all.

Off Balance Sheet Arrangements

As of September 30, 2012, we did not have any off balance sheet arrangements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Part I Item 3.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of September 30, 2012, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In performing the assessment for the quarter ended September 30, 2012, our management concluded that our disclosure controls and procedures were not effective to accomplish the foregoing, due to the material weakness in internal control over financial reporting that was first identified in 2009 and was most recently described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  Specifically, a lack of segregation of duties in the financial reporting process.

Changes in Internal Controls

During the fiscal quarter ended September 30, 2012, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Znomics, Inc.

Date:   November 9, 2012
By:      /s/ David G. Latzke
            David G. Latzke
Title:   Chief Financial Officer

Exhibit Index
Znomics, Inc.
Form 10-Q
Three and Nine Months Ended September 30, 2012

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger dated September 10, 2012, among Znomics, Inc., iScience Interventional Corporation and IZ Merger Corp. (incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 10, 2012)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)