Form 10-K
period 2012-12-31
Znomics, Inc.
filed 2013-08-16
CIK 1371473

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes [X]   No [  ]

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

Yes [   ]   No [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [X]   No [  ]

The aggregate market value of the voting common stock held by non-affiliates of the Registrant (assuming officers, directors and 10% shareholders are affiliates), based on the last sale price for such stock on June 30, 2012: $415,000. The Registrant has no non-voting common stock.

As of July 31, 2013, there were 55,145,892 shares of the Registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ZNOMICS, INC.

FORM 10-K
 Year Ended December 31, 2012

PART I

ITEM 1.	BUSINESS.

Our Company

We were originally incorporated on March 20, 2006 in Nevada, as Pacific Syndicated Resources, Inc. We were an exploration stage company that was set up to engage in the exploration of mineral properties. On November 5, 2007, we completed a reverse merger with a private Delaware corporation, Znomics, Inc. ("Znomics Delaware"), originally incorporated in 2000 and operational in 2001. As a result of that transaction, we changed our name to Znomics, Inc. (“the Company”) and began to pursue drug discovery and medical research as our sole business.

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

On February 10, 2010, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with nine individuals and entities (the “Purchasers”), pursuant to which the Company issued 40,811,886 shares of common stock (the “Shares”) for total consideration of $125,000 or $0.0031 per share, paid in cash upon issuance of the Shares. Certain of the Purchasers have been elected as directors and officers of the Company.  The Stock Purchase Agreement and related transactions were approved by the Company’s Board of Directors and stockholders who owned a majority of the outstanding shares of Company common stock prior to the issuance of the Shares.

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

Description of Business

We are currently voluntarily reporting in accordance with the requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Pursuant to Rule 12b-2 of the Exchange Act, the Company qualifies as a "shell company" because it has no or nominal assets (other than cash) and no or nominal operations.  We have had no material business operations since April 13, 2009. We are currently seeking and investigating potential assets, property or businesses to acquire, and intend to commence operations in the future through the acquisition of a "going concern." These types of transactions are customarily referred to as "reverse" reorganizations or mergers in which the acquired company's shareholders become controlling shareholders in the acquiring company and the acquiring company becomes the successor to the business operations of the acquired company. We are unable to predict the time as to when and if we may actually participate in any specific business endeavor.

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

The Securities and Exchange Commission (the "SEC") requires shell companies that are subject to the Exchange Act reporting requirements to file a Form 8-K upon completion of mergers or other acquisition transactions, in order to disclose all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 Registration Statement with the SEC, including the required audited, interim and proforma financial statements, within four business days of the closing of any such transaction.  In addition, Rule 144 of the Securities Act of 1933 (the "Securities Act") limits the resale of most securities of shell companies, including those that the Company would issue in any acquisition, reorganization or merger, until one year after the filing of such information. National securities exchanges may impose additional listing requirements on companies that have gone public by combining with a public shell. These factors may eliminate many of the perceived advantages of these types of going public transactions. Regulations governing shell companies also deny the use of “short form” registration statements, such as Form S-3 and Form S-8 and limit the use of these Forms to a reorganized shell company until the expiration of certain time periods after such entity is no longer considered to be a shell company. These prohibitions could further restrict opportunities for us to acquire companies that may already have registration rights agreements or stock option plans in place. If a potential target has numerous employees who would receive Company securities in a business combination, there may be no exemption from registration for the issuance of such securities, thereby necessitating the filing of a registration statement with the SEC to complete any such reorganization, and incurring the time and expense that are normally avoided by reverse reorganizations or mergers.

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

The Company has retained Cherry Tree & Associates, LLC (“Cherry Tree & Associates”) as its exclusive financial advisor for the purpose of identifying an acquisition or business combination with an operating business, pursuant to an Engagement Agreement dated February 10, 2010 and amended March 27, 2013 (the “Engagement Agreement”). Cherry Tree & Associates is an investment banking firm located in Minneapolis, Minnesota that is affiliated with certain of the Purchasers. Specifically, Tony J. Christianson and Gordon F. Stofer, who each directly and indirectly beneficially own 35.9% of the Company’s fully diluted capital stock. Messrs. Christianson and Stofer, who are directors of the Company and serve as Chairman and Chief Executive Officer, respectively, together own 100% of the equity of Cherry Tree & Associates. David G. Latzke, who is the Chief Financial Officer of the Company, is an employee of Cherry Tree & Associates and certain affiliated entities. The Company will pay Cherry Tree & Associates a completion fee of 1% of the consideration it obtains in any transaction that is contemplated by the Engagement Agreement. The Engagement Agreement, as amended, expires on the earlier of February 10, 2016 or termination by either party, provided that Cherry Tree & Associates remains entitled to a completion fee under certain circumstances if the Company consummates a contemplated transaction within twelve months after termination of the Engagement Agreement.

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

Research and Development

None; not applicable.

Smaller Reporting Company

We are voluntarily reporting in accordance with the requirements of Section 15 of the Exchange Act. In addition, we are also subject to the disclosure requirements of Regulation S-K of the SEC, as a "smaller reporting company." That designation relieves us of some of the informational requirements of Regulation S-K.

Sarbanes/Oxley Act

The Sarbanes Oxley Act of 2002 ("Sarbanes Oxley") created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members' appointment, compensation and oversight of the work of public companies' auditors; management assessment of our internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act requires significant legal and accounting expenditures.  As a voluntarily reporting filer we are not subject to Sarbanes Oxley and we are not subject to having our independent accountants audit our conclusions about internal controls.

Exchange Act Reporting Requirements

As a voluntarily reporting filer we are not subject to the Exchange Act reporting requirements, however, we do file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities Exchange Commission on a regular basis as if we were subject to such requirements.  In addtion, we disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

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

As of December 31, 2012, we had no paid employees.

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

Market Information

As of December 31, 2012, our authorized capital stock consisted of 90,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares, $0.001 par value per share preferred stock. There was no preferred stock outstanding as of December 31, 2012.

There is currently no established public trading market for our stock.  Our common stock has previously traded on the OTC Bulletin Board ("OTCBB") under the symbol of "ZNOM.OB."  During the second quarter of 2013, our common stock ceased trading on the OTCBB and began trading on the OTCPink of the OTC Markets Group, Inc. under the symbol "ZNOM".  The following are the range of high and low bid information for the common stock by quarter as reported by the OTC Bulletin Board since January 1, 2011. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  In addition, the quotations are not reflective of regular trading on an established public trading market.

Year Ended December 31, 2011
	High	Low
Quarter ended March 31	$.04	$.01
Quarter ended June 30	$.05	$.01
Quarter ended September 30	$.03	$.02
Quarter ended December 31	$.10	$.01

Year Ended December 31, 2012

Quarter ended March 31	$.10	$.02
Quarter ended June 30	$.04	$.02
Quarter ended September 30	$.05	$.02
Quarter ended December 31	$.05	$.02

Holders of Our Common Stock

As of December 31, 2012, 52,519,896 shares of our common stock were issued and outstanding, and were held by 89 shareholders of record.

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

Transactions Involving the Unregistered Issuance of our Equity Securities

No sales of unregistered securities have occurred during the fourth quarter of 2012, the period covered by this report.

Repurchases

We did not engage in any repurchases of our common stock during the period covered by this report.

ITEM 6.	SELECTED FINANCIAL DATA.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words "believes," "project," "expects," "anticipates," "estimates," "intends," "strategy," "plan," "may," "will continue," "will likely result," and similar expressions. Our forward-looking statements in this report generally relate to: (i) our intent to locate and negotiate with an operating company that would merge into the Company; (ii) our expectations with respect to the broad array of industries in which we may seek a merger candidate; (iii) the factors management may consider in deciding whether to participate in any business endeavor; (iv) management’s intent to meet personally with management and key personnel of potential merger candidates, and to visit facilities, obtain analysis of the information gathered, and other methods that management may use to review potential merger candidates; (v) the anticipated means by which we may identify potential merger candidates and the expected costs associated therewith; (vi) our current intent not to compensate management; (vii) our intent not to declare dividends; (viii) our expectations with respect to results of operations in the 2013 fiscal year; and (ix) our beliefs with respect to cash requirements and the adequacy of cash. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.

Plan of Operation

Management’s current intention for the Company is to:  (i) consider industries in which we may have an interest; (ii) seek and investigate potential businesses within the industries we select; and (iii) commence such operations through the acquisition of a "going concern" engaged in any industry selected.

On September 10, 2012, the Company entered into an Agreement and Plan of Merger (the "iScience Merger Agreement") with iScience Interventional Corporation ("iScience"), a privately held company.  The Company expended $62,000 for due diligence and legal expenses on this possible transaction in 2012.  On November 20, 2012, the Merger Agreement was terminated.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing and the payment of expenses associated with legal fees, accounting fees and reviewing or investigating any potential business venture.

On February 10, 2010, the Company executed Discretionary Advance Secured Promissory Notes (the “Discretionary Notes”) in favor of various stockholders of the Company who may make advances to the Company from time to time. The amounts due under the Discretionary Notes accrue interest at an annual rate of 5% and are due on the earlier to occur of a business combination between the Company and an operating business and three years from each loan advance, or upon the Company’s insolvency or a material breach of the Stock Purchase Agreement. The Discretionary Notes are secured by all of the Company’s assets.  Advances totaling $150,000 have been received under the Discretionary Notes and remain outstanding at December 31, 2012.  On May 10, 2013, subsequent to year end, additional advances of $25,000 were received under the Discretionary Notes and remain outstanding.  In addition, on July 1, 2013, the stockholders who have made the above noted advances contributed $50,000 in exchange for 2,625,996 shares of Znomics common stock ($0.019 per share).

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

Fair Value of Financial Instruments

The Company's financial instruments consist of cash, prepaid expenses, accounts payables, accrued expenses and notes payable. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The Company considers the carrying values of its financial instruments in the financial statements to approximate fair value as interest rates on the notes payable approximate current rates and the current assets and liabilities are short-term in nature.

Derivative Financial Instruments

The Company has a derivative liability which is accounted for at fair value.  The fair value of the Company’s derivative liability is estimated at each balance sheet date and changes in fair value are reflected as a gain or loss in the statement of operations.  The Company utilizes a Black-Scholes option pricing model to estimate fair values of its derivative liability.

This derivative liability is also marked-to-market prior to any related exercises, modifications, or extinguishments with any necessary changes in fair value from the prior balance sheet date being reflected as a gain or loss in the statement of operations.  The carrying value of the liability is eliminated upon extinguishment, converted to equity upon an exercise, or adjusted as may be necessary in a modification.

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

We account for income taxes pursuant to Financial Accounting Standards Board guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. We believe our income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties have been recorded at December 31, 2012 and 2011.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company has three open years of tax returns subject to examination from 2009 and forward.

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

The Company estimates the fair value of stock-based payment awards on the date of grant using an option pricing model. This option pricing model involves a number of assumptions, including the expected lives of stock options, the volatility of the public market price for the Company's common stock and interest rates. The Company is using the Black-Scholes option pricing model to estimate fair values. Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that are ultimately expected to vest.

 Results of Operations

Operating Expenses

General and Administrative Expenses. General and administrative expenses currently consist principally of professional fees for legal, consulting, and accounting services, primarily related to our public company status and our due diligence efforts.

Financing Activities

We have incurred substantial losses since our inception. As of December 31, 2012, our accumulated deficit was approximately $6.7 million. Financial results for 2012 reflect a loss from operations of $109,000. We expect to continue to incur net losses as we incur expenses related to seeking a business opportunity and our ongoing costs of being a public reporting company.  Because we have no revenues, we plan to use our current cash reserves, which came from the cash received from advances under the Discretionary Notes, as well as potential future advances under the Discretionary Notes to fund our ongoing operating costs.

Our ability to continue as a going concern is dependent on our success at finding an acquisition candidate in a timely manner.  We believe our cash position at December 31, 2012 and advances expected under the Discretionary Notes and equity sales of our common stock, should allow us to fund operations for at least the next 12 months, and through the date a target company merges into the Company.

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

Fiscal Years Ended December 31, 2012 and 2011

Revenue

The Company had no revenue in 2012 or 2011.

Operating Expenses

Operating expenses (general and administrative expenses) increased from $59,000 to $109,000 from 2011 to 2012.  This increase was the result of costs the Company incurred in connection with the iScience Merger Agreement which was ultimately terminated on November 20, 2012.

Income Taxes

No income tax provision is recorded for 2012 or 2011, due to our net operating losses and a full valuation allowance preventing the recognition of deferred tax benefits.

Liquidity and Capital Resources

As of December 31, 2012, the Company had total current assets equal to $30,000, comprised of cash and prepaid expenses.  This compares with total current assets of $41,000, as of December 31, 2011, comprised exclusively of cash and prepaid expenses.  As of December 31, 2012, the Company had total current liabilities equal to $46,000, comprised of accounts payable and accrued liabilities.  This compares to $46,000 in total current liabilities, as of December 31, 2011, comprised of accounts payable and accrued liabilities.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Cash Flows from Operating Activities

The $111,000 of cash used by operations in 2012 represented a $60,000 increase in cash used from the $51,000 of cash used in operations in 2011.  The increase in cash used was primarily due to the due diligence and legal efforts related to the possible iScience merger. In 2012, we recorded a net cash outflow of $45,000 from our loss from operations, net of a non-cash adjustment of $2,000 from stock based compensation and $68,000 from gain on fair value adjustment of warrant liability.

Cash Flows from Investing Activities

We had no investing activities in 2012 or 2011.

We do not anticipate any capital expenditures in 2013, unless a merger takes place.

Cash Flows from Financing Activities

We received $100,000 of advances under the Discretionary Advance Secured Promissory Notes during 2012.  This compares to $50,000 of cash received under the Discretionary Advance Secured Promissory Notes in 2011.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing as a public company and/or the payment of expenses associated with legal fees, accounting fees and reviewing or investigating any potential business ventures which may be advanced by management. On February 10, 2010, the Company executed Discretionary Advance Secured Promissory Notes in favor of each Purchaser (the “Discretionary Notes”), who may make advances to the Company from time to time. The amounts due under the Discretionary Notes accrue interest at an annual rate of 5% and are due on the earlier to occur of a business combination between the Company and an operating business and three years from each loan advance, or upon the Company’s insolvency or a material breach of the Stock Purchase Agreement. The Discretionary Notes are secured by all of the Company’s assets. We believe the cash received in 2012 and subsequent to year end and any potential future loans or equity contributions will be sufficient to meet our limited needs during the next twelve months. However, the Sharehodlers are not obligated to make additional advances under the Discretionary Notes. If we require cash in addition to the amount currently on hand, there is no guarantee we will be able to obtain an adequate amount pursuant to the Discretionary Notes, and there is no guarantee we will be able to obtain alternative financing on favorable terms, if at all.

Off Balance Sheet Arrangements

As of December 31, 2012, we did not have any off balance sheet arrangements.

ITEM 7A.	QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:

12	Report of Independent Registered Public Accounting Firm

13	Report of Independent Registered Public Accounting Firm

14	Balance Sheets as of December 31, 2012 and 2011

15	Statements of Operations for the years Ended December 31, 2012 and 2011

16	Statement of Stockholders' Equity (Deficit) for the years ended December 31, 2012 and 2011

17	Statements of Cash Flows for the years ended December 31, 2012 and 2011

18	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Znomics, Inc.
Minneapolis, Minnesota

We have audited the accompanying balance sheet of Znomics, Inc. (the “Company”), as of December 31, 2012 and the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Znomics, Inc. as of December 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 2 to the financial statements, the Company had no revenues and had net losses for the years ended December 31, 2012 and 2011 and has a deficit accumulated at December 31, 2012.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Edina, Minnesota
August 14, 2013

REPORT OF INDEPENDENT REGISTERED
 PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Znomics, Inc.
Minneapolis, Minnesota

We have audited the accompanying balance sheet of Znomics, Inc. as of December 31, 2011, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Znomics, Inc. as of December 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moquist Thorvilson Kaufmann & Pieper LLC

Edina, Minnesota
February 29, 2012

ZNOMICS, INC.
Balance Sheets (in thousands except per share data)
 December 31

	2012	2011
Assets
Current assets:
Cash	$26	$37
Prepaid expenses	4	4

Total current assets	30	41

Total assets	$30	$41

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$5	$4
Accrued liabilities	41	42

Total current liabilities	46	46

Secured promissory notes from certain stockholders	150	50
Warrant liability	33	--

Total liabilities	229	96

Stockholders' deficit:
Common stock, $0.001 par value, 90,000,000 shares authorized, 52,519,896 shares issued and outstanding at December 31, 2012 and 2011	53	53

Additional paid-in capital	6,403	6,502
Accumulated deficit	(6,655)	(6,610)

Total stockholders' deficit	(199)	(55)
Total liabilities and stockholders' deficit	$30	$41

The accompanying notes are an integral part of these financial statements.

ZNOMICS, INC.
Statements of Operations (in thousands except per share data)
 For the Years Ended December 31, 2012 and 2011

	2012	2011

Revenue	$--	$--

General and administrative expense	109	59
Loss from operations	(109)	(59)

Other Income (expense):
Interest expense	(4)	(1)
Gain on fair value adjustment of warrant liability	68	-
Total other Income (expense)	64	(1)

Loss before income taxes	(45)	(60)
Income tax expense	--	--

Net loss	$(45)	$(60)

Net loss per share - Basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding:
Basic and diluted	52,519,896	52,519,896

The accompanying notes are an integral part of these financial statements.

ZNOMICS, INC.
Statement of Stockholders' Equity (Deficit) (in thousands)
 For the Years Ended December 31, 2012 and 2011

	Series A convertible preferred stock		Series B convertible preferred stock		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2010	–	–	–	–	52,520	$53	$6,499	$(6,550)	$2
Stock option compensation							3		3
Net loss for the year ended December 31, 2011								(60)	(60)

Balance at December 31, 2011	--	--	--	--	52,520	53	6,502	(6,610)	(55)
Reclassification of warrant liability (see Note 6)							(101)	–	(101)
Stock option compensation							2		2
Net loss for the year ended December 31, 2012								(45)	(45)

Balance at December 31, 2012	--	$--	--	$--	52,520	$53	$6,403	$(6,655)	$(199)

The accompanying notes are an integral part of these financial statements.

ZNOMICS, INC.
Statements of Cash Flows (in thousands)
 For the Years Ended December 31, 2012 and 2011

	Year Ended December 31, 2012	Year Ended December 31, 2011
Cash flows from operating activities:
Net loss	$(45)	$(60)
Adjustments to reconcile net loss to net cash from operations:
Stock-based compensation charges	2	3
Gain on fair value adjustment of warrant liability	(68)	-
Changes in operating assets and liabilities:
Accounts payable	1	2
Accrued liabilities	(1)	4
Net cash used by operating activities	(111)	(51)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from issuance of debt	100	50
Net cash provided by financing activities	100	50

Net decrease in cash and cash equivalents	(11)	(1)

Cash at beginning of period	37	38
Cash at end of period	$26	$37

Supplemental disclosures:
Cash paid for interest	$--	$--

The accompanying notes are an integral part of these financial statements.

ZNOMICS, INC.
Notes to Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Znomics Inc. ("the Company") was previously engaged in the business of drug discovery with a cutting-edge biotechnology platform that leveraged medicinal chemistry with the unique attributes of the zebrafish.  In April 2009, the Company terminated its operations.  The Company subsequently disposed of this developmental stage business in 2009 and 2010 prior to it having generated any significant revenues.  As the Company is no longer developing any specific business, it no longer refers to itself as a development stage company and accordingly, no longer presents cumulative financial information.  The Company is now considered a public shell company with no current business activity.

The Company has now focused its efforts on seeking a new business opportunity. The Company will attempt to locate and negotiate with a business entity for the merger of that target company into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company will provide a method for a private company to become a reporting (“Public”) company whose securities are qualified for trading in the United States secondary market.

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

Fair Value of Financial Instruments

The Company's financial instruments consist of cash, accounts payable, accrued expenses and notes payable. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The Company considers the carrying values of its financial instruments in the financial statements to approximate fair value as interest rates on the notes payable approximate current rates and the current assets and liabilities are short-term in nature.

Derivative Financial Instruments

The Company has a derivative liability which is accounted for at fair value.  The fair value of the Company’s derivative liability is estimated at each balance sheet date and changes in fair value are reflected as a gain or loss in the statement of operations.  The Company utilizes a Black-Scholes option pricing model to estimate fair values of its derivative liability.

This derivative liability is also marked-to-market prior to any related exercises, modifications, or extinguishments with any necessary changes in fair value from the prior balance sheet date being reflected as a gain or loss in the statement of operations.  The carrying value of the liability is eliminated upon extinguishment, converted to equity upon an exercise, or adjusted as may be necessary in a modification.

Revenue Recognition

The Company has no current revenues.

ZNOMICS, INC.
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

We account for income taxes pursuant to Financial Accounting Standards Board guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. We believe our income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties have been recorded at December 31, 2012 and 2011.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company has three open years of tax returns subject to examination from 2009 and forward.

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

The Company estimates the fair value of stock-based payment awards on the date of grant using an option pricing model. This option pricing model involves a number of assumptions, including the expected lives of stock options, the volatility of the public market price for the Company's common stock and interest rates. The Company is using the Black-Scholes option pricing model to estimate the fair value of its options. Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that are ultimately expected to vest.

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

For the years ended December 31, 2012 and 2011, options and warrants exercisable representing potential common stock equivalents were excluded from the calculation of the diluted net loss per share as their effect would have been anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss).  Items defined as other comprehensive income (loss) include items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities.  For the years ended December 31, 2012 and 2011, there were no adjustments to net loss to arrive at comprehensive loss.

Recent Accounting Pronouncements

None that are applicable.

ZNOMICS, INC.
Notes to Financial Statements

NOTE 2. GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  We have incurred substantial losses since our inception. As of December 31, 2012, our accumulated deficit was approximately $6.7 million. Financial results for 2012 reflect a loss from operations of $109,000. We expect to continue to incur net losses as we incur expenses related to seeking a business opportunity and our ongoing costs of being a public reporting company.  Because we have no revenues, we plan to use our current cash reserves, which came from the cash received from advances under the Discretionary Notes (see Note 3), as well as potential future advances under the Discretionary Notes to fund our ongoing operating costs.

Our ability to continue as a going concern is dependent on our success at finding an acquisition candidate in a timely manner.  We believe our cash position at December 31, 2012 and advances expected under the Discretionary Notes and equity sales of our common stock, should allow us to fund operations for at least the next 12 months, and through the date a target company merges into the Company.

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

NOTE 3. DISCRETIONARY ADVANCE SECURED PROMISSORY NOTES

On February 10, 2010, the Company executed Discretionary Advance Secured Promissory Notes (the “Discretionary Notes”) in favor of various stockholders of the Company, who may make advances to the Company from time to time. The amounts due under the Discretionary Notes accrue interest at an annual rate of 5% and are due on the earlier to occur of a business combination between the Company and an operating business and three years from each loan advance, or upon the Company’s insolvency or a material breach of the Stock Purchase Agreement. The Discretionary Notes are secured by all of the Company’s assets.  Advances totaling $150,000 have been received under the Discretionary Notes and remain outstanding at December 31, 2012.  Interest expense was $4,000 and $1,000 for the years ended December 31, 2012 and 2011, respectively.  See also Note 11, Subsequent Events.

Notes Payable maturities are as follows:

Year Ended December 31,	Amount
2013	$-
2014	50,000
2015	100,000
$150,000

ZNOMICS, INC.
Notes to Financial Statements

NOTE 4. ACCRUED LIABILITIES

Accrued liabilities consist of the following, in thousands:

	December 31
	2012	2011
Rent – disputed from 2007	27	27
Legal and accounting	8	14
Interest	6	1
	$41	$42

NOTE 5.  WARRANT LIABILITY

The Company re-reviewed the provisions on all of its outstanding warrants issued originally in 2009 and amended in 2010 and determined that because such warrants could potentially be settled in cash upon a Fundamental Transaction (as defined in the applicable warrant agreement), they should have been accounted for as a derivative liability at fair value with changes in fair value reflected in operating results.  Cumulatively since the date of issuance to December 31, 2012, the fair value of these warrants decreased by $68,000 to a December 31, 2012 fair value of $33,000.  The Company recorded a fourth quarter 2012 adjustment for all of its prior accounting treatment for these warrants.  No periods since issuance through December 31, 2012 were materially impacted by the previous accounting.

At issuance and each balance sheet date, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model.  Changes in fair value are recorded as a non-cash valuation adjustment in the Company's statement of operations.  The Black-Scholes valuation model inputs for year ended December 31, 2012 are as follows:

Risk free interest rates	0.95%
Expected dividend yield	0.0%
Expected stock volatility	195.0%
Expected term of warrants in years	6.4

Expected volatility is based upon the observed historical trades of the Company’s common stock. The expected term of the warrants is based on the remaining terms of the warrants. The risk-free rate of return is based on the U.S. Treasury security rates for maturities consistent with the expected term of the warrants.

Potential future increases in the estimated fair value of these warrants will result in losses being recognized in our statement of operations in future periods.  Conversely, potential future declines in the estimated fair value of these warrants will result in gains being recognized in our statement of operations in future periods.  Neither of these potential gains or losses will have any impact on our cash balance, liquidity or cash flows from operations.

The following table sets forth the changes in the Company's derivative warrant liability for the year ended December 31, 2012:

Date	Description	Number of Warrants	Warrant Liability, in thousands

December 31, 2011	Balance of warrant liability at December 31, 2011	-	$-
	Fair value of warrants reclassified to warrant liability during 2012	1,686,510	101
	Change in fair value of warrant liability for the year ended December 31, 2012	-	(68)
December 31, 2012	Balance of warrant liability at December 31, 2012	1,686,510	$33

ZNOMICS, INC.
Notes to Financial Statements

NOTE 6.  FAIR VALUE MEASUREMENTS

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Entities are required to use a fair value hierarchy which maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.  There are three levels of inputs that may be used to measure fair value:

Level 1	-	Inputs use quoted prices in active markets for identical assets or liabilities.

Level 2	-
Inputs use other inputs that are observable, either directly or indirectly, other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	-
Inputs are unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.  The Company’s assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each asset or liability.

Level 3 Valuation Techniques

The warrant liability is classified as level 3 within the fair value hierarchy as its fair value is measured using the Black-Scholes option pricing model with several unobservable and estimated inputs, supported by little or no market activity.  The Black-Scholes valuation model inputs for the year ended December 31, 2012 are as follows:

Risk free interest rates	0.95%
Expected dividend yield	0.0%
Expected stock volatility	195.0%
Expected term of warrants in years	6.4

There was no warrant liability recorded during 2011.

Expected volatility is based upon the observed historical trades of the Company’s common stock. The expected term of the warrants is based on the remaining terms of the warrants. The risk-free rate of return is based on the U.S. Treasury security rates for maturities consistent with the expected term of the warrants.

Significant increases (decreases) in any of those inputs in isolation could result in a significantly different fair value measurement. Generally a change in the assumption used for expected term is accompanied by a directionally similar change in the assumptions used for expected volatility and risk-free interest rate.

The valuation methods described above may produce a fair value calculation that may not be indicative of the net realizable value or reflective of future fair values.  Furthermore, while the Company believes its valuation method is appropriate and consistent with similar instruments, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

Liabilities measured at fair value on a recurring basis at December 31, 2012 are as follows, in thousands:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
Warrant liability	$-	$-	$33	$33

There were no warrant transfers between fair value levels during the year ended December 31, 2012.

ZNOMICS, INC.
Notes to Financial Statements

The following table details the activity of our warrant liability measured at fair value, whose fair values are determined by Level 3 inputs for the year ended December 31, 2012, in thousands:
Balance, December 31, 2011	$-
Fair value of warrants reclassified to liability	101
Gain on change in fair value of warrant liability recorded in other income	(68)
Balance, December 31, 2012	$33

Gain recorded in other income, for Level 3 liability still held at December 31, 2012	$(68)

NOTE 7. STOCKHOLDERS' EQUITY

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

Issuances During 2012 and 2011

                There were no stock issuances during 2012 or 2011.  See also Note 11, Subsequent Events.

NOTE 8. STOCK OPTIONS AND WARRANTS

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

ZNOMICS, INC.
Notes to Financial Statements

The following schedules present stock options awarded and unexercised for the years ended December 31, 2012 and 2011:

	Number of	Exercise Price			Aggregate Intrinsic
	Options	per Share			Value

Outstanding at December 31, 2010	102,500	$.41	–	2.75
Granted	-
Exercised	-
Canceled/ Forfeited	-
Outstanding at December 31, 2011	102,500	$0.41	–	2.75
Granted	-
Exercised	-
Canceled/Forfeited	-
Outstanding at December 31, 2012	102,500	$0.41	-	2.75
Exercisable at end of year	102,500	$0.41	–	2.75	0.00

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2012:

			Options Outstanding and Exercisable
Range of Exercise Prices			Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.41	-	$2.75	102,500	3.6	$1.38

The table below summarizes the stock-based compensation expense, in thousands:

	Year Ended December 31, 2012	Year Ended December 31, 2011
General and administrative	$2	$3
Total stock-based compensation expense included in loss from operations	$2	$3

There is $0 of total unrecognized stock option compensation expense to be recognized in future periods.

Stock Warrants

The Company has 1,686,510 warrants outstanding as of December 31, 2012 with an exercise price of $0.03 per share that expire on May 26, 2019.

There were no warrant activities during 2012 and 2011.

NOTE 9. INCOME TAXES

The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal rate to pretax income as a result of the following differences (in thousands):

	December 31
	2012	2011

Tax computed at the federal statutory rate of 34%	$(38)	$(20)
State income taxes, net of federal benefit	--	--
Permanent differences and other	--	1
State rate adjustment	--	6
Net operating loss forfeiture	--	370
Change in valuation allowance	38	(357)
Income tax provision	$--	$--

ZNOMICS, INC.
Notes to Financial Statements

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Significant components of the deferred tax assets are as follows, in thousands:

	December 31
	2012	2011
Deferred tax assets:
Accrued expenses - short term	$14	$14
Stock compensation - long term	19	18
Net operating loss carryforwards - long term	2,007	1,970
Valuation allowance	(2,040)	(2,002)
Net deferred tax assets, net of valuation allowance	$--	$--

A valuation allowance of $2,040,000 and $2,002,000 at December 31, 2012 and 2011, respectively, has been recorded to offset net deferred tax assets as the Company is unable to conclude that it is more likely than not that such deferred tax assets will be realized.

At December 31, 2012, the Company has federal net operating loss carryforwards of approximately $5.9 million, which begin to expire in 2021. The Company has filed final tax returns for Oregon and Portland/Multnomah County in 2010, and thereby forteited its net operating loss carryforwards for those jurisdictions.

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

At December 31, 2012, the Company has no unrecognized tax benefits or associated interest and penalties.  The Company does not expect any significant increases or decreases in its unrecognized tax benefits within the next twelve months of this reporting date.

The Company is subject to U.S. Federal income taxes.  The Company is no longer subject to U.S. Federal or Oregon income tax examinations for years before 2009.  However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward amount.

The Company is not currently under Internal Revenue Service ("IRS") or Oregon tax examinations.

ZNOMICS, INC.
Notes to Financial Statements

NOTE 10. EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted loss per share for the years ended December 31, 2012 and 2011:

	2012	2011
Basic earnings (loss) per share calculation:
Net loss to common shareholders	$(45,000)	$(60,000)
Weighted average of common shares outstanding	52,519,896	52,519,896
Basic net loss per share	$(0.00)	$(0.00)

Diluted earnings (loss) per share calculation:
Net loss to common shareholders	$(45,000)	$(60,000)
Weighted average of common shares outstanding	52,519,896	52,519,896
Stock Options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares
Outstanding	52,519,896	52,519,896
Diluted net loss per share	$(0.00)	$(0.00)

(1)
At December 31, 2012 and 2011, there were common stock equivalents attributable to outstanding stock options of 102,500 common shares. The stock options are anti-dilutive at December 31, 2012 and 2011 and therefore have been excluded from diluted earnings per share.

(2)
At December 31, 2012 and 2011, there were common stock equivalents attributable to warrants of 1,686,510 common shares.  The warrants are anti-dilutive for the years ended December 31, 2012 and 2011 and therefore have been excluded from diluted earnings per share.

NOTE 11. SUBSEQUENT EVENTS

On May 10, 2013, subsequent to year end, additional advances of $25,000 were received under the Discretionary Notes and remain oustanding.  In addition, on July 1, 2013, the stockholders who have made the above noted advances contributed $50,000 in exchange for 2,625,996 shares of Znomics common stock.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of December 31, 2012, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In performing the assessment for the year ended December 31, 2012, our management concluded that our disclosure controls and procedures were not effective to accomplish the forgoing, due to the material weakness in internal control over financial reporting that was first identified in 2009.  Specifically, a lack of segregation of duties in the financial reporting process.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. We have designed our internal controls to provide reasonable, but not absolute, assurance that our financial statements are prepared in accordance with U.S. GAAP. We assess the effectiveness of our internal controls based on the criteria set forth in the Internal Control — Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. In performing the assessment for 2012, our management identified a continuation of a material weakness in internal control over financial reporting that was identified in 2009.  Specifically, a lack of segregation of duties in the financial reporting process.

Due to this material weakness, management has concluded that our internal control over financial reporting was not effective as of December 31, 2012.  However, management believes, at this time the costs of remediation outweigh the benefits given the limited operations of the Company. Notwithstanding the material weaknesses that existed as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America ("GAAP").

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following information sets forth the names of our current directors and executive officers, their ages as of July 9, 2013 and their present positions.

Name	Age	Position Held with the Company
Tony J. Christianson	61	Chairman of the Board of Directors
Gordon F. Stofer	66	Director, Chief Executive Officer
David G. Latzke	53	Chief Financial Officer and Secretary
John C. Bergstrom	53	Director
Kerry D. Rea	54	Director

Set forth below is a brief description of the background and business experience of our significant executive officers and directors.

Tony J. Christianson, 61, became a director of Znomics, Inc. on February 10, 2010.  Mr. Christianson co-founded the Cherry Tree family of companies, an affiliated group of investment banking, asset management and wealth management firms in Minneapolis (collectively, “Cherry Tree”), in 1980 and currently serves as the Chairman of Cherry Tree Companies, LLC. Affiliates of Cherry Tree Companies act as the general partner of Adam Smith Fund, LLC and Adam Smith Growth Partners, L.P.  Mr. Christianson also serves as a director of each of The Dolan Company (NYSE:DM), an information services provider; Peoples Educational Holdings, Inc. (NASDAQ: PEDH), an educational materials publisher; AmeriPride Services, Inc., a provider of customized apparel for companies; Titan Machinery, Inc. (NASDAQ: TITN), a provider of new and used farm  and construction equipment and Arctic Cat, Inc. (NASDAQ:ACAT), a manufacturer of snowmobiles and related equipment.  Mr. Christianson also served as a director of Fair Isaac Corporation (NYSE:FICO) from 1999 to 2009.  Mr. Christianson is a graduate of Saint John’s University in Collegeville, Minnesota, B.S., and Harvard Business School, M.B.A. Mr. Christianson offers invaluable insight in mergers and acquisitions, business and capital strategy, investor relations, and corporate governance through his experience managing Cherry Tree Companies and his service on the boards of a number of public companies.

Gordon F. Stofer, 66, became a director of Znomics, Inc. on February 10, 2010.  Mr. Stofer co-founded Cherry Tree in 1980 and currently serves as the Chief Executive Officer of Cherry Tree Companies, LLC. Mr. Stofer has also served as a director of Insignia Systems, Inc. (NASDAQ: ISIG), an in-store display provider, since February 1990. Mr. Stofer has been a director of numerous public and private companies over the past 30 years. Mr. Stofer is a graduate of Cornell University, B.S., and Harvard Business School, M.B.A. Mr. Stofer offers invaluable insight in mergers and acquisitions, operational management, investor relations and corporate governance through his experience managing Cherry Tree Companies and his service on the boards of a number of public companies.

David G. Latzke, 53, has served as Chief Financial Officer and Secretary of Znomics, Inc. since February 10, 2010.   Mr. Latzke has been a Managing Director of Cherry Tree Companies, LLC since January 2007.  Prior to joining Cherry Tree, Mr. Latzke was the Senior Vice President, Chief Financial Officer and Secretary of SoftBrands, Inc., a publicly held software company, from August 2001 through June 2006.  Mr. Latzke joined Fourth Shift Corporation, a publicly held software company in 1993 and was its chief financial officer until it was acquired by AremisSoft, the former parent of SoftBrands, in April 2001. Mr. Latzke served as a Divisional CFO from April 2001 until August 2001. Prior to his tenure at Fourth Shift, Mr. Latzke was an eleven-year veteran of Arthur Andersen, in its audit and business advisory group. Mr. Latzke is a graduate of the University of Northern Iowa, B.A.

John C. Bergstrom, 53, became a director of Znomics, Inc. on February 10, 2010.  Mr. Bergstrom has served as a partner with RiverPoint Investments, a St. Paul, Minnesota-based business and financial advisory firm, since June 1995. Mr. Bergstrom is also a director of The Dolan Company (NYSE: DM) an information services provider, and Peoples Educational Holdings, Inc. (OTC: PEDH), an educational materials publisher.  Mr. Bergstrom also serves as a director for several private companies including Tecmark, Inc., a provider of business services focused on loyalty marketing programs; Instrumental, Inc., a provider of technology services to the government sector; Creative Publishing Solutions, Inc., a specialty marketing publisher; Cramer, LLC, an office furniture supplier; and JobDig, Inc., a provider of employment advertising services.   Mr. Bergstrom is a graduate of Gustavus Adolphus College, B.A., and the University of Minnesota, M.B.A.  Mr. Bergstrom has built his career advising companies and he is a skilled adviser to us in the areas of mergers and acquisitions, corporate governance, executive compensation and other organizational management matters.

Kerry D. Rea, 54, became a director of Znomics, Inc. on February 10, 2010.  Mr. Rea served as Chief Financial Officer of the Company from November 2007 until February 10, 2010. Mr. Rea has served as Chief Financial Officer of Townsend Farms, Inc. since April 2013, Mr. Rea served as the Chief Financial Officer for Solar Nation, Inc. from February 2010 to March 2013.  Mr. Rea was a consultant from 2006 to November 2007. From 2004 to 2006 he served as Vice-President and Controller of AccessLine Communications, and served in various consulting roles from 2003 to 2004. From 1997 to 2002 he was Vice President of Finance and Vice President and Controller for Electric Lightwave. Mr. Rea is a graduate of Oregon State University, B.S.B.A. and Portland State University, M. Tax.  Mr. Rea has significant experience serving as an officer in several companies across several industries, including Chief Financial Officer of Znomics.  This experience is valuable to the Company in the areas of mergers and acquisitions, operational management and historical perspective on Znomics.

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

Summary Compensation Table

For the 2012 and 2011 fiscal years, our only “named executive officers” (as defined in Item 402 of Regulation S-K) were Gordon F. Stofer, Chief Executive Officer and David G. Latzke, Chief Financial Officer and Secretary.  We had no other named executive officers and did not pay any compensation to our named executive officers in 2012 or 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

Stock Incentive Plan

We adopted a stock incentive plan in 2002 (the "Plan") to promote our long-term growth and profitability by incentivizing employees, officers, directors and consultants. The Plan, which is our only equity compensation plan, permits the grant of stock options, stock appreciation rights, restricted or unrestricted stock awards or other stock-based awards. The board of directors has authorized up to 2,193,258 shares to be issued under the Plan. As of December 31, 2012, there were 102,500 options outstanding pursuant to the Plan. No awards were made under the Plan in 2012 or 2011.  We do not intend to grant additional awards under this Plan.

The following table provides information concerning our equity compensation plans as of December 31, 2012.

Plan category	Number of securities to be issued Upon Exercise of outstanding Options, Warrants and rights (1)	Weighted- Average Exercise price of outstanding options, Warrants and Rights	Number of securities remaining available for future issuance Under equity compensation plans(1)
Equity compensation plans approved by security holders	1,789,010	$.11	404,248
Equity compensation plans not approved by security holders	-	-	-
Total	1,789,010	$.11	404,248

 (1) All option numbers and exercise prices have been retroactively adjusted for all forward or reverse stock splits.

The following table sets forth certain information regarding beneficial ownership of our common shares as of July 9, 2013, by (i) each person or entity who is known by us to own beneficially more than 5% of our common shares, (ii) each of our directors, (iii) our named executive officer, and (iv) all our directors and executive officers as a group. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Beneficial Ownership of Directors, Executive Officers, Directors and Executive Officers as a group, and 5% Holders as of July 31, 2013:

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Tony J. Christianson (1) 301 Carlson Parkway, Suite 103 Minneapolis, MN 55305	20,415,805	37.02%
Gordon F. Stofer (2) 301 Carlson Parkway, Suite 103 Minneapolis, MN 55305	20,415,805	37.02%
John C. Bergstrom	2,171,894	3.9%
Kerry D. Rea (3)	249,600	*
David G. Latzke	2,171,894	3.9%
All Executive Officers and Directors as a Group (5 persons)	45,424,996	82.4%
_________________
* Less than 1%

(1) Includes 9,121,955 shares held by Adam Smith Companies, LLC, 2,171,894 shares held by Cherry Tree Companies, LLC and 4,560,978shares held by The Paige Christianson Family Trust. Mr. Christianson may be deemed to share beneficial ownership of shares beneficially owned by Adam Smith Companies, LLC, and Cherry Tree Companies, LLC by virtue of his status as a controlling owner of such entities, and may be deemed to have beneficial ownership of the shares owned by The Paige Christianson Family Trust, the trustee of which is Mr. Christianson’s wife. Mr. Christianson expressly disclaims beneficial ownership of any shares held by Adam Smith Companies, LLC, Cherry Tree Companies, LLC and The Paige Christianson Family Trust, except to the extent of his pecuniary interest in such entities.

(2) Includes 4,560,978 shares held by the S-T Investment Trust and 2,171,894 shares held by Cherry Tree Companies, LLC. Mr. Stofer may be deemed to share beneficial ownership of shares beneficially owned by Cherry Tree Companies, LLC by virtue of his status as a controlling owner of such entity, and may be deemed to have beneficial ownership of the shares owned by the S-T Investment Trust by virtue of his status as a trustee. Mr. Stofer expressly disclaims beneficial ownership of any shares held by Cherry Tree Companies, LLC and the S-T Investment Trust, except to the extent of his pecuniary interest in such entities.

(3) Includes warrants to purchase 243,350 shares of Common Stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

The Company has retained Cherry Tree & Associates, LLC (“Cherry Tree & Associates”) as its exclusive financial advisor for the purpose of identifying an acquisition or business combination with an operating business, pursuant to an Engagement Agreement dated February 10, 2010 and amended March 27, 2013 (the “Engagement Agreement”). Cherry Tree & Associates is an investment banking firm located in Minneapolis, Minnesota that is affiliated with certain of the Purchasers. Specifically, Tony J. Christianson and Gordon F. Stofer, who each directly and indirectly beneficially own 35.9% of the Company’s fully diluted capital stock following the issuance of Shares and who have been elected as directors and as Chairman and Chief Executive Officer, respectively, together own 100% of the equity of Cherry Tree & Associates. David G. Latzke, who beneficially owns 3.8% of the Company’s fully diluted capital stock following the issuance of Shares and has been appointed as Chief Financial Officer of the Company, is an employee of Cherry Tree & Associates and certain affiliated entities. The Company will pay Cherry Tree & Associates a completion fee of 1% of the consideration it obtains in any transaction that is contemplated by the Engagement Agreement. The Engagement Agreement, as amended, expires on the earlier of February 10, 2016 or termination by either party, provided that Cherry Tree & Associates remains entitled to a completion fee under certain circumstances if the Company consummates a contemplated transaction within twelve months after termination of the Engagement Agreement.

Director Independence

The Board evaluates director independence using the definition set forth in Nasdaq Rule 5605. The Board has determined that John Bergstrom is “independent” as defined by Nasdaq listing standards. In determining Mr. Bergstrom’s independence, the Board considered that Mr. Bergstrom owns approximately 3.8% of the Company’s outstanding common stock.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

Below is the table of Audit Fees billed by our auditors in connection with the audit of the Company’s annual financial statements for the years ended:

	2012		2011
Audit Fees	$14,000	(1)	$14,000	(1)
Audit-Related Fees	--		--
Tax Fees	--		--
All Other Fees	--		--
	$14,000		$14,000

(1)
Moquist Thorvilson Kaufmann LLC, independent registered public accountant, billed $14,000 for first, second and third quarter and annual attest work for the years ended December 31, 2012 and 2011.  On July 1, 2013, the practice of Moquist Thorvilson Kauffmann LLC ("MTK"), which was engaged as the independent registered public accounting firm of Znomics, Inc. (the "Company") was combined with BDO USA, LLP ("BDO") and the professional staff and partners of MTK joined BDO either as employees or partners of BDO.  As a result of this transaction, MTK resigned as the Company's independent registered public accounting firm on July 22, 2013. On July 22, 2013, following the resignation of MTK, the Company, through and with the approval of its Board of Directors, appointed BDO as its independent registered public accounting firm.

Pre-approval

Following completion of the transactions contemplated by the February 10, 2010 Stock Purchase Agreement, the entire Board of Directors, acting as the Audit Committee, is responsible for pre-approving all audit and permitted non-audit services to be performed for the Company by its Independent Registered Public Accounting Firm or any other auditing or accounting firm.  The Board of Directors did pre-approve all audit services in 2012.

PART IV

ITEM 15.	EXHIBITS, FINANICAL STATEMENTS AND SCHEDULES.

 (a)   Documents filed as part of this report.

(1) Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of BDO USA, LLP on Financial Statements as of and for the year ended December 31, 2012

Report of Moquist Thorvilson Kaufmann & Pieper LLC on Financial Statements as of and for the year ended December 31, 2011

Balance Sheets as of December 31, 2012 and 2011

Statements of Operations for the years ended December 31, 2012 and 2011

Statements of Shareholders’ Equity (Deficit) for the years ended December 31, 2012 and 2011

Statements of Cash Flows for the years ended December 31, 2012 and 2011

Notes to Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZNOMICS, INC.

By:	/s/ David G. Latzke
Name:	David G. Latzke
Title:	Chief Financial Officer

Date:	August 14, 2013

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Tony J. Christianson	Chairman of the Board of Directors	August 14, 2013
Tony J. Christianson

/s/ Gordon F. Stofer	President and Chief Executive Officer (Principal Executive Officer)	August 14, 2013
Gordon F. Stofer

/s/ David G. Latzke	Chief Financial Officer (Principal Financial and Accounting Officer)	August 14, 2013
David G. Latzke

/s/ John C. Bergstrom	Director	August 14, 2013
John C. Bergstrom

/s/ Kerry D. Rea	Director	August 14, 2013
Kerry D. Rea

Incorporation by Reference Herein

Exhibit
Number	Description	Form	Filing Date

2.1	Stock Purchase Agreement by and among Znomics, Inc. and Purchasers Identified therein, dated as of February 10, 2010	Exhibit 2.1 to Current Report on Form 8-K (File No. 333-136372)	February 11, 2010

2.2	Agreement and Plan of Merger between Pacific Syndicated Resources, Inc. and Znomics Acquisition, Inc., dated November 5, 2007	Exhibit 2.1 to Current Report on Form 8-K, as amended (File No. 333-107300)	November 8, 2007

3.1	Certificate of Incorporation	Exhibit 3.3 to Registration Statement on Form SB-2, as amended (File No. 333-136372)	August 7, 2006

3.2	Bylaws of Pacific Syndicated Resources, Inc.	Exhibit 3.3 to Registration Statement on Form S-2, as amended (File No. 333-136372)	August 7, 2006

4.1*	Form of Common Stock Purchase Warrant	Exhibit 99.1 to Current Report on Form 8-K (File No. 333-107300)	June 1, 2009

4.2*	Amended Form of 2009 Warrant	Exhibit 4.1 to Current Report on Form 8-K (File No. 333-136372)	February 11, 2010

10.1*	2002 Stock Incentive Plan	Exhibit 10.1 to Current Report on Form 8-K (File No. 333-136372)	November 8, 2007

10.5*	Form of Stock Option Agreement	Exhibit 99.1 to Current Report on Form 8-K (File No. 333-136372)	September 23, 2008

10.20	Form of Officer/Director Acknowledgement, effective February 10, 2010	Exhibit 10.3 to Current Report on Form 8-K (File No. 333-136372)	February 11, 2010

10.21	Registration Rights Agreement among Znomics, Inc. and the Investors named therein, dated February 10, 2010	Exhibit 10.4 to Current Report on Form 8-K (File No. 333-136372)	February 11, 2010

10.22	Form of Discretionary Note governing discretionary advances from each Purchaser to Znomics, Inc., dated February 10, 2010	Exhibit 10.5 to Current Report on Form 8-K (File No. 333-136372)	February 11, 2010

10.23	Engagement Agreement between Znomics, Inc. and Cherry Tree & Associates, LLC, dated February 10, 2010	Exhibit 10.6 to Current Report on Form 8-K (File No. 333-136372)	February 11, 2010

14.1	Code of Ethics and Business Conduct	Incorporated by reference to Exhibit 14.1 of the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.	March 31, 2009

23	Consent from Moquist Thorvilson Kaufmann LLC, formerly known as Moquist Thorvilson Kaufmann & Pieper LLC	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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