Form 10-Q
period 2013-03-31
Znomics, Inc.
filed 2013-08-16
CIK 1371473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [   ] Yes    [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common shares outstanding of 55,145,892 as of July 31, 2013.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ZNOMICS, INC.
Balance Sheets (in thousands except share data)
(Unaudited)

Assets	March 31, 2013	December 31, 2012
Current assets:
Cash	$20	$26
Prepaid expenses	-	4
Total current assets	20	30

Total assets	$20	$30

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$4	$5
Accrued liabilities	41	41

Total current liabilities	45	46

Secured promissory notes from certain stockholders	150	150
Warrant liability	16	33

Total liabilities	211	229

Stockholders' deficit:
Common stock, $0.001 par value, 90,000,000 shares authorized, 52,519,896 shares issued and outstanding at March 31, 2013 and December 31, 2012	53	53
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none outstanding	-	-
Additional paid-in capital	6,403	6,403

Accumulated deficit	(6,647)	(6,655)

Total stockholders' deficit	(191)	(199)

Total liabilities and stockholders' deficit	$20	$30

The accompanying notes are an integral part of these condensed financial statements.

ZNOMICS, INC.
Statements of Operations (in thousands except share data)
(Unaudited)
For the Three Months Ended March 31, 2013 and 2012

	Three months ended March 31

	2013	2012
Revenue	$-	$-

General and administrative expense	7	14

Loss from operations	(7)	(14)

Other income (expense):
Interest expense	(2)	(1)
Gain on fair value adjustment of warrant liability	17	-

Total other income (expense)	15	(1)

Income (loss) before income taxes	8	(15)
Income taxes	-	-
Net Income (loss)	$8	$(15)

Net income (loss) per share – Basic and diluted	$0.00	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	52,519,896	52,519,896

The accompanying notes are an integral part of these condensed financial statements.

ZNOMICS, INC.
Statements of Cash Flows (in thousands)
(Unaudited)
For the Three Months Ended March 31, 2013 and 2012

	Three Months Ended March 31
	2013	2012
Cash flows from operating activities:
Net income (loss)	$8	$(15)
Adjustments to reconcile net loss to net cash from operations:
Stock-based compensation charges	-	1
Gain on fair value adjustment of warrant liability	(17)	-
Changes in operating assets and liabilities:
Prepaid expenses	4	(12)
Accounts payable	(1)	19
Accrued liabilities	-	(8)

Net cash used by operating activities	(6)	(15)

Cash flows from investing activities:	-	-

Cash flows from financing activities:	-	-

Net decrease in cash and cash equivalents	(6)	(15)

Cash at beginning of period	26	37

Cash at end of period	$20	$22

Supplemental disclosures:
Cash paid for interest	$-	$-

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

The Company has now focused its efforts on seeking a new business opportunity. The Company is attempting to locate and negotiate with a business entity for the merger of that target company into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company will provide a method for a private company to become a reporting ("Public”) company whose securities are qualified for trading in the United States secondary market.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).  However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the financial statements include all adjustments consisting of normal, recurring adjustments necessary for the fair presentation of the results of the interim periods presented.  These condensed financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended December 31, 2012 as included in the Company’s 2012 Annual Report, dated August 14, 2013.

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

We account for income taxes pursuant to Financial Accounting Standards Board guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. We believe our income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties have been recorded at March 31, 2013 and December 31, 2012.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company has three open years of tax returns subject to examination from 2009 and forward.

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

For the periods ended March 31, 2013 and 2012, outstanding options and warrants representing common stock equivalents were excluded from the calculation of the diluted net loss per share as their effect would have been anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss). Items defined as other comprehensive income (loss) include items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities. For the three months ended March 31, 2013 and 2012, there were no adjustments to net income (loss) to arrive at comprehensive income (loss).

Recent Accounting Pronouncements

None that are applicable.

NOTE 2. GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  We have incurred substantial losses since our inception. As of March 31, 2013, our accumulated deficit was approximately $6.7 million. Financial results for 2012 reflected a loss from operations of $109,000. We expect to continue to incur net losses as we incur expenses related to seeking a business opportunity and our ongoing costs of being a public reporting company.  Because we have no revenues, we plan to use our current cash reserves, which came from the cash received from advances under the Discretionary Notes (see Note 3), as well as potential future advances under the Discretionary Notes to fund our ongoing operating costs.

ZNOMICS, INC.
Notes to Financial Statements

Our ability to continue as a going concern is dependent on our success at finding an acquisition candidate in a timely manner.  We believe our cash position at March 31, 2013 and advances expected under the Discretionary Notes and equity sales of our common stock, should allow us to fund operations for at least the next 12 months, and through the date a target company merges into the Company.

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

NOTE 3. DISCRETIONARY ADVANCE SECURED PROMISSORY NOTES

On February 10, 2010, the Company executed Discretionary Advance Secured Promissory Notes (the “Discretionary Notes”) in favor of various stockholders of the Company who may make advances to the Company from time to time.  The amounts due under the Discretionary Notes accrue interest at an annual rate of 5% and are due on the earlier to occur of a business combination between the Company and an operating business and three years from each loan advance, or upon the Company’s insolvency or a material breach of the Stock Purchase Agreement.  The Discretionary Notes are secured by all of the Company’s assets.  Advances totaling $150,000 have been received under the Discretionary Notes and remain outstanding at March 31, 2013.  Accrued interest of $7,600 is also due as of March 31, 2013.  See also Note 6, Subsequent Events.

NOTE 4.  Warrant Liability

During 2012, the Company re-reviewed the provisions on all of its outstanding warrants issued originally in 2009 and amended in 2010 and determined that because such warrants could potentially be settled in cash upon a Fundamental Transaction (as defined in the applicable warrant agreement), they should have been accounted for as a derivative liability at fair value with changes in fair value reflected in operating results.  Cumulatively since the date of issuance to December 31, 2012, the fair value of these warrants decreased by $68,000 to a December 31, 2012 fair value of $33,000.  The Company recorded a fourth quarter 2012 adjustment for all of its prior accounting treatment for these warrants.  No periods since issuance through December 31, 2012 were materially impacted by the previous accounting.

At issuance and each balance sheet date, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model.  Changes in fair value are recorded as a non-cash valuation adjustment in the Company's statement of operations.  The Black-Scholes valuation model inputs for quarter ended March 31, 2013 are as follows:

Risk free interest rates	0.95%
Expected dividend yield	0.0%
Expected stock volatility	195.0%
Expected term of warrants in years	6.1

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

ZNOMICS, INC.
Notes to Financial Statements

The following table sets forth the changes in the Company's derivative warrant liability for the periods indicated:
Date	Description	Number of Warrants	Warrants Liability, in thousands

December 31, 2011	Balance of warrant liability at December 31, 2011	-	$-

	Fair value of warrants reclassified to warrant liability during 2012	1,686,510	101

	Change in fair value of warrant liability for the year ended December 31, 2012	-	(68)

December 31, 2012	Balance of warrant liability at December 31, 2012	1,686,510	33

	Change in fair value of warrant liability for the quarter ended March 31, 2013	-	(17)

March 31, 2013	Balance of warrant liability at March 31, 2013	1,686,510	$16

NOTE 5.  Fair Value Measurements

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

Level 3 Valuation Techniques

The warrant liability is classified as level 3 within the fair value hierarchy as its fair value is measured using the Black-Scholes option pricing model with several unobservable and estimated inputs, supported by little or no market activity.  The Black-Scholes valuation model inputs for the quarter ended March 31, 2013 are as follows:

Risk free interest rates	0.95%
Expected dividend yield	0.0%
Expected stock volatility	195.0%
Expected term of warrants in years	6.1

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

ZNOMICS, INC.
Notes to Financial Statements

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

Liabilities measured at fair value on a recurring basis at March 31, 2013 are as follows, in thousands:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2013

Warrant liability	$-	$-	$16	$16

Liabilities measured at fair value on a recurring basis at December 31, 2012 are as follows, in thousands:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012

Warrant liability	$-	$-	$33	$33

There were no warrants transfers between fair value levels during the quarter ended March 31, 2013.

The following table details the activity of our warrant liability measured at fair value, whose fair values are determined by Level 3 inputs, in thousands:

Balance, December 31, 2011	$-
Fair value of warrants reclassified to liability	101
Gain on change in fair value of warrant liability recorded in other income (expenses)	(68)
Balance, December 31, 2012	33
Gain on change in fair value of warrant liability recorded in other income (expenses)	(17)
Balance, March 31, 2013	$16

The gain recorded in other income, for level 3 liabilities still held at March 31, 2013 and December 31, 2012 was $68,000 and $17,000, respectively.

NOTE 6. SUBSEQUENT EVENTS

On May 10, 2013, subsequent to quarter end, additional advances of $25,000 were received under the Discretionary Notes and remain outstanding.  In addition, on July 1, 2013, the stockholders who have made the above noted advances contributed $50,000 in exchange for 2,625,996 shares of Znomics common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words "believes," "project," "expects," "anticipates," "estimates," "intends," "strategy," "plan," "may," "will continue," "will likely result," and similar expressions. Our forward-looking statements in this report generally relate to: (i) our intent to locate and negotiate with an operating company that would merge into the Company; (ii) our expectations with respect to the costs of completing a merger; (iii) our current intent not to compensate management; (iv) our expectations with respect to results of operations in the 2013 fiscal year; (v) our intentions with respect to our internal controls; and (vi) our beliefs with respect to our cash requirements, expenses, and the adequacy of cash. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements, including but not limited to our ability to identify operating companies that show an interest in merging with a public shell, unexpected delays in negotiating an agreement with a merger candidate, unexpected cash requirements, and other factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.

Critical Accounting Policies and Estimates

In our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012, we identified critical accounting policies and estimates for our business that we are incorporating herein by reference.

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

On February 10, 2010, the Company executed Discretionary Advance Secured Promissory Notes in favor of each purchaser (the “Discretionary Notes”), who may make advances to the Company from time to time.  The amounts due under the Discretionary Notes will accrue interest at an annual rate of 5% and be due on the earlier to occur of a business combination between the Company and an operating business, or three years from each loan advance, or upon the Company’s insolvency or a material breach of the Stock Purchase Agreement executed on February 10, 2010.  The Discretionary Notes are secured by all of the Company’s assets.  Advances totaling $150,000 have been received under the Discretionary Notes and remain outstanding at March 31, 2013. On May 10, 2013, subsequent to quarter end, additional advances of $25,000 were received under the Discretionary Notes and remain outstanding.  In addition, on July 1, 2013, the stockholders who have made the above noted advances contributed $50,000 in exchange for 2,625,996 shares of Znomics common stock.

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

 Results of Operations for the Three-Month Periods Ended March 31, 2013 and 2012

Revenue

The Company had no revenue during the three months ended March 31, 2013 and 2012.

Operating Expenses

General and Administrative Expenses.  Our operating expenses consist of general and administrative expenses.  General and administrative expenses currently consist principally of professional fees for legal, consulting, and accounting services, primarily related to our public company status and our due diligence efforts.   General and administrative expenses were $7,000 and $14,000 for the three months ended March 31, 2013 and 2012, respectively.

Financing Activities

We have incurred substantial losses since our inception. As of March 31, 2013, our accumulated deficit was approximately $6.7 million. Financial results for the first quarter of 2013 reflect a loss from operations of $7,000. We expect to continue to incur net losses as we incur expenses related to seeking a business opportunity and our ongoing costs of being a public reporting company.  Because we have no revenues, we plan to use our current cash reserves, which came from the cash received from advances under the Discretionary Notes, as well as potential future advances under the Discretionary Notes and sales of common stock to fund our ongoing operating costs.

Our ability to continue as a going concern is dependent on our success at finding an acquisition candidate in a timely manner.  We believe our cash position at March 31, 2013 and advances and equity contributions made subsequent to quarter end, will allow us to fund operations for at least the next 12 months, and through the date a target company merges into the Company.

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

Liquidity and Capital Resources

As of March 31, 2013, the Company had total current assets equal to $20,000, comprised exclusively of cash.  This compares with total current assets of $30,000, as of December 31, 2012, comprised of cash and prepaid expenses.  As of March 31, 2013, the Company had total current liabilities equal to $45,000, comprised of accounts payable and accrued liabilities.  This compares to $46,000 in total current liabilities, as of December 31, 2012, comprised of accounts payable and accrued liabilities.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Cash Flows from Operating Activities

We used $6,000 of cash in operating activities for the three months ended March 31, 2013, a decrease of $9,000 compared to the three months ended March 31, 2012.  This reduction in cash used is primarily attributable to a reduction in our Net Loss for the period, a gain on fair value adjustment of warrant liability and changes in working capital items.

Cash Flows from Investing Activities

We had no investing activities for the three months ended March 31, 2013 and 2012.

Cash Flows from Financing Activities

We had no financing activities for the three months ended March 31, 2013 and 2012.

Liquidity

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing as a public company and/or the payment of expenses associated with legal fees, accounting fees and reviewing or investigating any potential business ventures, which may be advanced under the Discretionary Notes. The amounts due under the Discretionary Notes accrue interest at an annual rate of 5% and are due on the earlier to occur of a business combination between the Company and an operating business and three years from each loan advance, or upon the Company’s insolvency or a material breach of the Stock Purchase Agreement. The Discretionary Notes are secured by all of the Company’s assets. We believe the $25,000 of cash received on May 10, 2013 and the $50,000 received from the sale of common stock on July 1, 2013 and any potential future loans or equity contributions will be sufficient to meet our limited needs during the next twelve months. However, the stockholders are not obligated to make additional advances under the Discretionary Notes. If we require cash in addition to the amount currently on hand, there is no guarantee we will be able to obtain an adequate amount pursuant to the Discretionary Notes, and there is no guarantee we will be able to obtain alternative financing on favorable terms, if at all.

Off Balance Sheet Arrangements

As of March 31, 2013, we did not have any off balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Part I Item 3.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of March 31, 2013, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In performing the assessment for the quarter ended March 31, 2013, our management concluded that our disclosure controls and procedures were not effective to accomplish the foregoing, due to the material weakness in internal control over financial reporting that was first identified in 2009 and was most recently described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  Specifically, a lack of segregation of duties in the financial reporting process.

Changes in Internal Controls

During the fiscal quarter ended March 31, 2013, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to a letter agreement, dated March 27, 2013, the Company and Cherry Tree & Associates, LLC amended that certain engagement agreement dated February 10, 2010 (the "Cherry Tree Agreement") to extend the term of the Cherry Tree Agreement for an additional three years from February 10, 2013.

ITEM 6.	EXHIBITS

See "Exhibit Index" on page 13 of this Form 10-Q

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Znomics, Inc.

Date:	August 14, 2013
By:	/s/ David G. Latzke
David G. Latzke
Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Letter Agreement Amendment, dated March 27, 2013, by and between the Company and Cherry Tree & Associates, LLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
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