Form 10-Q
period 2013-06-30
Znomics, Inc.
filed 2013-08-16
CIK 1371473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013 Or

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ZNOMICS, INC.
Balance Sheets (in thousands except share data)
(Unaudited)

Assets	June 30, 2013	December 31, 2012
Current assets:
Cash	$16	$26
Prepaid expenses	6	4

Total current assets	22	30

Total assets	$22	$30

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$2	$5
Accrued liabilities	59	41
Current maturities of secured promissory notes from certain stockholders	50	-

Total current liabilities	111	46

Secured promissory notes from certain stockholders	125	150
Warrant liability	16	33

Total liabilities	252	229

Stockholders' deficit:
Common stock, $0.001 par value, 90,000,000 shares authorized, 52,519,896 shares issued and outstanding at June 30, 2013 and December 31, 2012	53	53
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none outstanding	-	-
Additional paid-in capital	6,403	6,403

Accumulated deficit	(6,686)	(6,655)

Total stockholders' deficit	(230)	(199)

Total liabilities and stockholders' deficit	$22	$30

The accompanying notes are an integral part of these condensed financial statements.

ZNOMICS, INC.
Condensed Statements of Operations (in thousands except share data)
(Unaudited)
For the Three and Six Months Ended June 30, 2013 and 2012

	Three months ended		Six months ended
	June 30		June 30
	2013	2012	2013	2012

Revenue	$-	$-	$-	$-

General and administrative expense	37	12	44	26

Loss from operations	(37)	(12)	(44)	(26)

Other income (expense):
Interest expense	(2)	(1)	(4)	(2)
Gain on fair value adjustment of warrant liability	-	-	17	-

Total other income (expense)	(2)	(1)	13	(2)

Loss before income taxes	(39)	(13)	(31)	(28)
Income taxes	-	-	-	-

Net loss	$(39)	$(13)	$(31)	$(28)

Net loss per share -- Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	52,519,896	52,519,896	52,519,896	52,519,896

The accompanying notes are an integral part of these condensed financial statements.

ZNOMICS, INC.
Statements of Cash Flows (in thousands)
(Unaudited)
For the Six Months Ended June 30, 2013 and 2012

	Six Months Ended June 30
	2013	2012
Cash flows from operating activities:
Net loss	$(31)	$(28)
Adjustments to reconcile net loss to net cash from operations:
Stock-based compensation charges	-	2
Gain on fair value adjustment of warrant liability	(17)	-
Changes in operating assets and liabilities:
Prepaid expenses	(2)	(8)
Accounts payable	(3)	(2)
Accrued liabilities	18	(7)

Net cash used in operating activities	(35)	(43)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from issuance of debt	25	25

Net cash provided by financing activities	25	25

Net decrease in cash and cash equivalents	(10)	(18)

Cash at beginning of period	26	37

Cash at end of period	$16	$19

Supplemental disclosures:
Cash paid for interest	$-	$-

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).  However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the financial statements include all adjustments consisting of normal, recurring adjustments necessary for the fair presentation of the results of the interim periods presented.  These condensed financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2012 as included in the Company’s 2012 Annual Report on Form 10-K, dated August 14, 2013.

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

Fair Value of Financial Instruments

The Company's financial instruments consist of cash, prepaid expenses, accounts payable, accrued expenses and notes payable. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The Company considers the carrying values of its financial instruments in the financial statements to approximate fair value as interest rates on the notes payable approximate current rates and the current assets and liabilities are short-term in nature.

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

We account for income taxes pursuant to Financial Accounting Standards Board guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. We believe our income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties have been recorded at June 30, 2013 and December 31, 2012.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company has three open years of tax returns subject to examination from 2009 and forward.

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

For the periods ended June 30, 2013 and 2012, options and warrants exercisable representing common stock equivalents were excluded from the calculation of the diluted net loss per share as their effect would have been anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss). Items defined as other comprehensive income (loss) include items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities. For the three and six months ended June 30, 2013 and 2012, there were no adjustments to net loss to arrive at comprehensive loss.

Recent Accounting Pronouncements

         None that are applicable.

NOTE 2. GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  We have incurred substantial losses since our inception. As of June 30, 2013, our accumulated deficit was approximately $6.7 million. Financial results for 2012 reflected a loss from operations of $109,000. We expect to continue to incur net losses as we incur expenses related to seeking a business opportunity and our ongoing costs of being a public reporting company.  Because we have no revenues, we plan to use our current cash reserves, which came from the cash received from advances under the Discretionary Notes (see Note 3), as well as potential future advances under the Discretionary Notes to fund our ongoing operating costs.

Our ability to continue as a going concern is dependent on our success at finding an acquisition candidate in a timely manner.  We believe our cash position at June 30, 2013 and advances expected under the Discretionary Notes and equity sales of our common stock, should allow us to fund operations for at least the next 12 months, and through the date a target company merges into the Company.

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

NOTE 3. DISCRETIONARY ADVANCE SECURED PROMISSORY NOTES

On February 10, 2010, the Company executed Discretionary Advance Secured Promissory Notes (the “Discretionary Notes”) in favor of various stockholders of the Company who may make advances to the Company from time to time. The amounts due under the Discretionary Notes accrue interest at an annual rate of 5% and are due on the earlier to occur of a business combination between the Company and an operating business and three years from each loan advance, or upon the Company’s insolvency or a material breach of the Stock Purchase Agreement. The Discretionary Notes are secured by all of the Company’s assets.  Advances totaling $175,000 have been received under the Discretionary Notes and remain outstanding at June 30, 2013.  Accrued interest of $9,700 is also due as of June 30, 2013.

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

ZNOMICS, INC.
Notes to Financial Statements

At issuance and each balance sheet date, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model.  Changes in fair value are recorded as a non-cash valuation adjustment in the Company's statements of operations.  The Black-Scholes valuation model inputs for six months ended June 30, 2013 are as follows:

Risk free interest rates			0.95%
Expected dividend yield			0.0%
Expected stock volatility			195.0%
Expected term of warrants in years	5.8	-	6.1

Expected volatility is based upon the observed historical trades of the Company’s common stock. The expected term of the warrants is based on the remaining terms of the warrants. The risk-free rate of return is based on the U.S. Treasury security rates for maturities consistent with the expected term of the warrants.

Potential future increases in the estimated fair value of these warrants will result in losses being recognized in our statements of operations in future periods.  Conversely, potential future declines in the estimated fair value of these warrants will result in gains being recognized in our statement of operations in future periods.  Neither of these potential gains or losses will have any impact on our cash balance, liquidity or cash flows from operations.

The following table sets forth the changes in the Company's derivative warrant liability for the periods indicated:

Date	Description	Number of Warrants	Warrant Liability, in thousands

December 31, 2011	Balance of warrant liability at December 31, 2011	-	$-

	Fair value of warrants reclassified to warrant liability during 2012	1,686,510	101

	Change in fair value of warrant liability for the year ended December 31, 2012	-	(68)

December 31, 2012	Balance of warrant liability at December 31, 2012	1,686,510	33

	Change in fair value of warrant liability for the six months ended June 30, 2013	-	(17)

June 30, 2013	Balance of warrant liability at June 30, 2013	1,686,510	$16

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

ZNOMICS, INC.
Notes to Financial Statements

Level 3 Valuation Techniques

The warrant liability is classified as level 3 within the fair value hierarchy as its fair value is measured using the Black-Scholes option pricing model with several unobservable and estimated inputs, supported by little or no market activity.  The Black-Scholes valuation model inputs for the six months ended June 30, 2013 are as follows:

Risk free interest rates			0.95%
Expected dividend yield			0.0%
Expected stock volatility			195.0%
Expected term of warrants in years	5.8	-	6.1

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

Liabilities measured at fair value on a recurring basis at June 30, 2013 are as follows, in thousands:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2013

Warrant liability	$-	$-	$16	$16

Liabilities measured at fair value on a recurring basis at December 31, 2012 are as follows, in thousands:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012

Warrant liability	$-	$-	$33	$33

There were no warrants transfers between fair value levels during the six ended June 30, 2013.

The following table details the activity of our warrant liability measured at fair value, whose fair values are determined by Level 3 inputs, in thousands:

Balance, December 31, 2011	$-
Fair value of warrants reclassified to liability	101
Gain on change in fair value of warrant liability recorded in other income (expense)	(68)
Balance, December 31, 2012	33
Gain on change in fair value of warrant liability recorded in other income (expense)	(17)
Balance, June 30, 2013	$16

The gain recorded in other income, for level 3 liabilities still held at June 30, 2013 and December 31, 2012 was $68,000 and $17,000, respectively.

NOTE 6. SUBSEQUENT EVENTS

On July 1, 2013, subsequent to quarter end, the stockholders who have made the advances under the Discretionary Notes, contributed $50,000 in exchange for 2,625,996 shares of Znomics common stock.

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

On February 10, 2010, the Company executed Discretionary Advance Secured Promissory Notes (“the Discretionary Notes”) in favor of various stockholders of the Company who may make advances to the Company from time to time. The amounts due under the Discretionary Notes accrue interest at an annual rate of 5% and are due on the earlier to occur of a business combination between the Company and an operating business and three years from each loan advance, or upon the Company’s insolvency or a material breach of the Stock Purchase Agreement. The Discretionary Notes are secured by all of the Company’s assets. We believe that the terms of the Discretionary Notes are no less favorable to us than would be available from a commercial lender in an arm’s length transaction. Because of the uncertainty associated with seeking a business opportunity, it is impossible to predict the amount of any such loans.  Advances totaling $175,000 are outstanding as of June 30, 2013. In addition, on July 1, 2013, the stockholders who have made the above noted advances contributed $50,000 in exchange for 2,625,996 shares of Znomics common stock.

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

Results of Operations for the Three-Month Periods Ended June 30, 2013 and 2012

Revenue

The Company had no revenue during the three months ended June 30, 2013 and 2012.

Operating Expenses

General and Administrative Expenses. Our operating expenses consist of general and administrative expenses. General and administrative expenses consist principally of professional fees for legal, consulting, and accounting services, primarily related to our public company status. Selling, general and administrative expenses were $37,000 and $12,000 for the three months ended June 30, 2013 and 2012, respectively.

Results of Operations for the Six-Month Periods Ended June 30, 2013 and 2012

Operating Expenses

Revenue

The Company had no revenue during the six months ended June 30, 2013 and 2012.

Operating Expenses

General and Administrative Expenses. Our operating expenses consist of general and administrative expenses. General and administrative expenses consist principally of professional fees for legal, consulting, and accounting services, primarily related to our public company status and our due diligence efforts. General and administrative expenses were $44,000 and $26,000 for the six months ended June 30, 2013 and 2012, respectively.

Financing Activities

We have incurred substantial losses since our inception. As of June 30, 2013, our accumulated deficit was approximately $6.7 million. Financial results for the second quarter of 2013 reflect a loss from operations of $37,000. We expect to continue to incur net losses as we incur expenses related to seeking a business opportunity and our ongoing costs of being a public reporting company.  Because we have no revenues, we plan to use our current cash reserves, which came from the cash received from advances under the Discretionary Notes, as well as potential future advances under the Discretionary Notes and sales of common stock to fund our ongoing operating costs.

Our ability to continue as a going concern is dependent on our success at finding an acquisition candidate in a timely manner.  We believe our cash position at June 30, 2013 and equity contributions made subsequent to quarter end and advances expected under the Discretionary Notes, will allow us to fund operations for at least the next 12 months, and through the date a target company merges into the Company.

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

Liquidity and Capital Resources

As of June 30, 2013, the Company had total current assets equal to $22,000, comprised of cash and prepaid expenses.  This compares with total current assets of $30,000, as of December 31, 2012, comprised of cash and prepaid expenses.  As of June 30, 2013, the Company had total current liabilities equal to $111,000, comprised of  accounts payable, accrued liabilities and current maturities of secured promissory notes.  This compares to $46,000 in total current liabilities, as of December 31, 2012, comprised of accounts payable and accrued liabilities.  The Company can provide no assurance that it can continue to satisify its cash requirements for at least the next twelve months.

Cash Flows from Operating Activities

We used $35,000 of cash in operating activities for the six months ended June 30, 2013; a decrease of $8,000 compared to the six months ended June 30, 2012.  This decrease in cash used is primarily a result of an increase in accrued liabilities offset by a gain on fair value adjustment of warrant liability and changes in prepaid expenses and accounts payable.

Cash Flows from Investing Activities

We had no investing activities during the six months ended June 30, 2013 and 2012.

Cash Flows from Financing Activities

We received $25,000 of advances under the Discretionary Advance Secured Promissory Notes during the sixth month periods ended June 30, 2013 and 2012.

Liquidity

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing as a public company and/or the payment of expenses associated with legal fees, accounting fees and reviewing or investigating any potential business ventures, which may be advanced under the Discretionary Notes. The amounts due under the Discretionary Notes accrue interest at an annual rate of 5% and are due on the earlier to occur of a business combination between the Company and an operating business and three years from each loan advance, or upon the Company’s insolvency or a material breach of the Stock Purchase Agreement. The Discretionary Notes are secured by all of the Company’s assets. We believe the $25,000 of cash received in May, 2013 and the $50,000 received from the sale of common stock on July 1, 2013 and any potential future loans or equity contributions will be sufficient to meet our limited needs during the next twelve months. However, the stockholders are not obligated to make additional advances under the Discretionary Notes. If we require cash in addition to the amount currently on hand, there is no guarantee we will be able to obtain an adequate amount pursuant to the Discretionary Notes, and there is no guarantee we will be able to obtain alternative financing on favorable terms, if at all.

Off Balance Sheet Arrangements

As of June 30, 2013, we did not have any off balance sheet arrangements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Part I Item 3.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of June 30, 2013, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In performing the assessment for the quarter ended June 30, 2013, our management concluded that our disclosure controls and procedures were not effective to accomplish the foregoing, due to the material weakness in internal control over financial reporting that was first identified in 2009 and was most recently described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  Specifically, a lack of segregation of duties in the financial reporting process.

Changes in Internal Controls

During the fiscal quarter ended June 30, 2013, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

See “Exhibit Index” on page 14 of this Form 10-Q.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Znomics, Inc.

Date:   August 14, 2013
By:      /s/ David G. Latzke
            David G. Latzke
Title:   Chief Financial Officer

Exhibit Index
Znomics, Inc.
Form 10-Q
Three Months Ended June 30, 2013

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