Form 10-Q
period 2013-09-30
Znomics, Inc.
filed 2013-10-30
CIK 1371473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [] Yes    [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]     No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer (Do not check if a smaller reporting company)	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [X ]   Yes [    ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  Common shares outstanding of 57,246,690 as of October 30, 2013.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ZNOMICS, INC.
Balance Sheets (in thousands except share data)
(Unaudited)

Assets	September 30, 2013	December 31, 2012
Current assets:
Cash	$41	$26
Prepaid expenses	6	4
Total current assets	47	30

Total assets	$47	$30

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$3	$5
Accrued liabilities	48	41
Current maturities of secured promissory notes from certain stockholders	50	-
Total current liabilities	101	46

Secured promissory notes from certain stockholders	125	150
Warrant liability	16	33

Total liabilities	242	229

Stockholders' equity (deficit):
Common stock, $0.001 par value, 90,000,000 shares authorized, 57,246,690 and 52,519,896 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	57	53
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none outstanding	-	-
Additional paid-in capital	6,489	6,403
Accumulated deficit	(6,741)	(6,655)

Total stockholders' deficit	(195)	(199)

Total liabilities and stockholders' deficit	$47	$30

The accompanying notes are an integral part of these condensed financial statements.

ZNOMICS, INC.
Condensed Statements of Operations (in thousands except share data)
(Unaudited)
For the Three and Nine Months Ended September 30, 2013 and 2012

	Three months ended		Nine months ended
	September 30		September 30
	2013	2012	2013	2012

Revenue	$-	$-	$-	$-

General and administrative expense	53	68	97	94

Loss from operations	(53)	(68)	(97)	(94)

Other income (expense):
Interest expense	(2)	(1)	(6)	(3)
Gain on fair value adjustment of warrant liability	-	-	17	-

Total other income (expense)	(2)	(1)	11	(3)

Loss before income tax	(55)	(69)	(86)	(97)
Income tax expense	-	-	-	-

Net loss	$(55)	$(69)	$(86)	$(97)

Net loss per share -- Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	55,208,688	52,519,896	53,426,009	52,519,896

The accompanying notes are an integral part of these condensed financial statements.

ZNOMICS, INC.
Statements of Cash Flows (in thousands)
(Unaudited)
For the Nine Months Ended September 30, 2013 and 2012

	Nine Months Ended September 30
	2013	2012
Cash flows from operating activities:
Net loss	$(86)	$(97)
Adjustments to reconcile net loss to net cash from operations:
Stock-based compensation charges	-	2
Gain on fair value adjustment of warrant liability	(17)	-
Changes in operating assets and liabilities:
Prepaid expenses	(2)	(4)
Accounts payable	(2)	(2)
Accrued liabilities	7	17

Net cash used in operating activities	(100)	(84)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	90	-
Proceeds from issuance of debt	25	75

Net cash provided by financing activities	115	75

Net increase (decrease) in cash and cash equivalents	15	(9)

Cash at beginning of period	26	37

Cash at end of period	$41	$28

Supplemental disclosures:
Cash paid for interest	$-	$-

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

ZNOMICS, INC.
Notes to Financial Statements

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

We account for income taxes pursuant to Financial Accounting Standards Board guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. We believe our income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties have been recorded at September 30, 2013 and December 31, 2012.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company has three open years of tax returns subject to examination from 2010 and forward.

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

For the periods ended September 30, 2013 and 2012, options and warrants exercisable representing common stock equivalents were excluded from the calculation of the diluted net loss per share as their effect would have been anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss). Items defined as other comprehensive income (loss) include items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities. For the three and nine months ended September 30, 2013 and 2012, there were no adjustments to net loss to arrive at comprehensive loss.

Recent Accounting Pronouncements

ZNOMICS, INC.
Notes to Financial Statements

         None that are applicable.

NOTE 2. GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  We have incurred substantial losses since our inception. As of September 30, 2013, our accumulated deficit was approximately $6.7 million. Financial results for fiscal 2012 reflected a loss from operations of $109,000 and we incurred a loss from operations of $97,000 for the nine months ended September 30, 2013. We expect to continue to incur net losses as we incur expenses related to seeking a business opportunity and our ongoing costs of being a public reporting company.  Because we have no revenues, we plan to use our current cash reserves, which came from the cash received from advances under the Discretionary Notes (see Note 3) and equity sales of our common stock, as well as potential future advances under the Discretionary Notes and equity contributions to fund our ongoing operating costs.

Our ability to continue as a going concern is dependent on our success at finding an acquisition candidate in a timely manner.  We believe our cash position at September 30, 2013 and advances expected under the Discretionary Notes and equity sales of our common stock, should allow us to fund operations for at least the next 12 months, and through the date a target company merges into the Company.

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

NOTE 3. DISCRETIONARY ADVANCE SECURED PROMISSORY NOTES

On February 10, 2010, the Company executed Discretionary Advance Secured Promissory Notes (the “Discretionary Notes”) in favor of various stockholders of the Company, with some being officers and directors, who may make advances to the Company from time to time. The amounts due under the Discretionary Notes accrue interest at an annual rate of 5% and are due on the earlier to occur of a business combination between the Company and an operating business and three years from each loan advance, or upon the Company’s insolvency or a material breach of the Stock Purchase Agreement. The Discretionary Notes are secured by all of the Company’s assets.  Advances totaling $175,000 have been received under the Discretionary Notes and remain outstanding at September 30, 2013.  Accrued interest of $12,000 is also due as of September 30, 2013.

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

At issuance and each balance sheet date, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model.  Changes in fair value are recorded as a non-cash valuation adjustment in the Company's statements of operations.  The Black-Scholes valuation model inputs for the nine months ended September 30, 2013 are as follows:

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

ZNOMICS, INC.
Notes to Financial Statements

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

The following table sets forth the changes in the Company's derivative warrant liability for the periods indicated:

Date	Description	Number of Warrants	Warrant Liability, in thousands

December 31, 2011	Balance of warrant liability at December 31, 2011	-	$-

	Fair value of warrants reclassified from equity to warrant liability during 2012	1,686,510	101

	Change in fair value of warrant liability for the year ended December 31, 2012	-	(68)

December 31, 2012	Balance of warrant liability at December 31, 2012	1,686,510	33

	Change in fair value of warrant liability for the nine months ended September 30, 2013	-	(17)

September 30, 2013	Balance of warrant liability at September 30, 2013	1,686,510	$16

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

Level 3 Valuation Techniques

The warrant liability is classified as Level 3 within the fair value hierarchy as its fair value is measured using the Black-Scholes option pricing model with several unobservable and estimated inputs, supported by little or no market activity.  The Black-Scholes valuation model inputs for the nine months ended September 30, 2013 are as follows:

Risk free interest rates			0.95%
Expected dividend yield			0.0%
Expected stock volatility			195.0%
Expected term of warrants in years	5.8	-	6.1

ZNOMICS, INC.
Notes to Financial Statements

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

Liabilities measured at fair value on a recurring basis at September 30, 2013 are as follows, in thousands:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2013

Warrant liability	$-	$-	$16	$16

Liabilities measured at fair value on a recurring basis at December 31, 2012 are as follows, in thousands:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012

Warrant liability	$-	$-	$33	$33

There were no warrant transfers between fair value levels during the nine months ended September 30, 2013.

The following table details the activity of our warrant liability measured at fair value, whose fair values are determined by Level 3 inputs, in thousands:

Balance, December 31, 2012	$33
Gain on change in fair value of warrant liability recorded in other income (expense)	(17)
Balance, September 30, 2013	$16

The gain recorded in other income, for Level 3 liabilities still held at September 30, 2013 was $17,000.

NOTE 6. STOCKHOLDERS' EQUITY

On July 1, 2013, the stockholders, including officers and directors who have made the above noted advances, contributed $50,000 in exchange for 2,625,996 shares of Znomics common stock. In addition, on September 26, 2013, these same stockholders contributed $40,000 in exchange for 2,100,798 shares of Znomics common stock. Both common stock sales were made at $0.019 per share.

ZNOMICS, INC.
Notes to Financial Statements

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words "believes," "project," "expects," "anticipates," "estimates," "intends," "strategy," "plan," "may," "will continue," "will likely result," and similar expressions. Our forward-looking statements in this report generally relate to: (i) our intent to locate and negotiate with an operating company that would merge into the Company; (ii) our expectations with respect to the costs of completing a merger; (iii) our current intent not to compensate management; (iv) expectations with respect to results of operations in the 2013 fiscal year; (v) our intentions with respect to our internal controls; and (vi) our beliefs with respect to our cash requirements, expenses, and the adequacy of cash. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements, including but not limited to our ability to identify operating companies that show an interest in merging with a public shell, unexpected delays in negotiating an agreement with a merger candidate, unexpected cash requirements, and other factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.

Critical Accounting Policies and Estimates

In our 10-K filed with the Securities and Exchange Commission on August 16, 2013 for the year ended December 31, 2012, we identified critical accounting policies and estimates for our business that we are incorporating herein by reference.

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

On February 10, 2010, the Company executed Discretionary Advance Secured Promissory Notes (“the Discretionary Notes”) in favor of various stockholders of the Company who may make advances to the Company from time to time. The amounts due under the Discretionary Notes accrue interest at an annual rate of 5% and are due on the earlier to occur of a business combination between the Company and an operating business and three years from each loan advance, or upon the Company’s insolvency or a material breach of the Stock Purchase Agreement. The Discretionary Notes are secured by all of the Company’s assets. We believe that the terms of the Discretionary Notes are no less favorable to us than would be available from a commercial lender in an arm’s length transaction. Because of the uncertainty associated with seeking a business opportunity, it is impossible to predict the amount of any such loans.  Advances totaling $175,000 are outstanding as of September 30, 2013.

 On July 1, 2013, the stockholders, including officers and directors who have made the above noted advances, contributed $50,000 in exchange for 2,625,996 shares of Znomics common stock.  In addition, on September 26, 2013, these same stockholders contributed $40,000 in exchange for 2,100,798 shares of Znomics common stock. Both common stock sales were made at $0.019 per share.

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

 Results of Operations for the Three-Month Periods Ended September 30, 2013 and 2012

Revenue

The Company had no revenue during the three months ended September 30, 2013 and September 30, 2012.

Operating Expenses

General and Administrative Expenses. Our operating expenses consist of general and administrative expenses. General and administrative expenses consist principally of professional fees for legal, consulting, and accounting services, primarily related to our public company status and costs associated with potential merger candidates.  For the three month period ended September 30, 2013, we incurred approximately $48,000 for legal and accounting costs associated with a potential business combination. For the three month period ended September 30, 2012, we incurred approximately $58,000 for legal and accounting costs associated with a potential merger transaction that did not close. Total general and administrative expenses were $53,000 and $68,000 for the three months ended September 30, 2013 and 2012, respectively.

Results of Operations for the Nine-Month Periods Ended September 30, 2013 and 2012

Revenue

The Company had no revenue during the nine months ended September 30, 2013 and September 30, 2012.

Operating Expenses

General and Administrative Expenses. Our operating expenses consist of general and administrative expenses. General and administrative expenses consist principally of professional fees for legal, consulting, and accounting services, primarily related to our public company status and costs associated with potential merger candidates.  For the nine month period ended September 30, 2013, we incurred approximately $48,000 for legal and accounting costs associated with a potential business combination. For the nine month period ended September 30, 2012, we incurred approximately $58,000 for legal and accounting costs associated with a potential merger transaction that did not close. Total general and administrative expenses were $97,000 and $94,000 for the nine months ended September 30, 2013 and 2012, respectively.

Financing Activities

We have incurred substantial losses since our inception. As of September 30, 2013, our accumulated deficit was approximately $6.7 million. Financial results for the third quarter of 2013 reflect a loss from operations of $53,000. We expect to continue to incur net losses as we incur expenses related to seeking a business opportunity and our ongoing costs of being a public reporting company.  Because we have no revenues, we plan to use our current cash reserves, which came from the cash received from sales of our common stock, as well as potential future advances under the Discretionary Notes and sales of common stock to fund our ongoing operating costs.

Our ability to continue as a going concern is dependent on our success at finding an acquisition candidate in a timely manner.  We believe our cash position at September 30, 2013 and advances expected under the Discretionary Notes and equity sales of our common stock, should allow us to fund operations for at least the next 12 months, and through the date a target company merges into the Company.

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

Liquidity and Capital Resources

As of September 30, 2013, the Company had total current assets equal to $47,000, comprised of cash and prepaid expenses. This compares with total current assets of $30,000 as of December 31, 2012, comprised of cash and prepaid expenses. As of September 30, 2013, the Company had total current liabilities equal to $101,000, comprised of accounts payable, accrued liabilities and current maturities of secured promissory notes.  This compares to $46,000 at December 31, 2012, comprised of accounts payable and accrued liabilities. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next 12 months.

Cash Flows from Operating Activities

We used $100,000 of cash in operating activities for the nine months ended September 30, 2013; an increase of $16,000 compared to the nine months ended September 30, 2012. This increase in cash used is primarily attributable to a reduction in accrued expenses and a slight increase in general and administrative expenses relating to the potential business combination.

Cash Flows from Investing Activities

We had no investing activities during the nine months ended September 30, 2013 or 2012.

Cash Flows from Financing Activities

We received $90,000 from the issuance of common stock and $25,000 of advances under the Discretionary Advance Secured Promissory Notes during the nine month period ended September 30, 2013.  This compares to $75,000 of cash received from advances under the Discretionary Advance Secured Promissory Notes during the nine months ended September 30, 2012.

Liquidity

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing as a public company and/or the payment of expenses associated with legal fees, accounting fees and reviewing or investigating any potential business ventures, which may be advanced under the Discretionary Notes or through future stock sales. The amounts due under the Discretionary Notes accrue interest at an annual rate of 5% and are due on the earlier to occur of a business combination between the Company and an operating business and three years from each loan advance, or upon the Company’s insolvency or a material breach of the Stock Purchase Agreement. The Discretionary Notes are secured by all of the Company’s assets. We believe the cash on hand and any potential future loans or equity contributions will be sufficient to meet our limited needs during the next twelve months. However, the stockholders are not obligated to make additional advances under the Discretionary Notes or equity contributions. If we require cash in addition to the amount currently on hand, there is no guarantee we will be able to obtain an adequate amount pursuant to the Discretionary Notes or equity contributions from our current shareholders, and there is no guarantee we will be able to obtain alternative financing on favorable terms, if at all.

Off Balance Sheet Arrangements

As of September 30, 2013, we did not have any off balance sheet arrangements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Part I Item 3.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of September 30, 2013, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In performing the assessment for the quarter ended September 30, 2013, our management concluded that our disclosure controls and procedures were not effective to accomplish the foregoing, due to the material weakness in internal control over financial reporting that was first identified in 2009 and was most recently described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  Specifically, a lack of segregation of duties in the financial reporting process.

Changes in Internal Controls

During the fiscal quarter ended September 30, 2013, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 1, 2013, the Company issued an aggregate of 2,625,996 shares of common stock to certain holders of the Discretionary Notes in consideration of advances totaling $50,000. On September 26, 2013, the Company issued an additional 2,100,798 shares of common stock to holders of the Discretionary Notes in consideration of advances totaling $40,000. The Company relied on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, to make the offering inasmuch as the investors were accredited and there was no form of general solicitation or general advertising relating to the offer.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

See “Exhibit Index” on page 18 of this Form 10-Q.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Znomics, Inc.

Date:   October 30, 2013
By:      /s/ David G. Latzke
            David G. Latzke
Title:   Chief Financial Officer

Exhibit Index
Znomics, Inc.
Form 10-Q
Three and Nine Months Ended September 30, 2013

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